Form 10KSB
period 1996-12-31
INDEPENDENCE BREWING CO
filed 1997-03-31
CIK 1009863

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended      December 31, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

Commission file number      0-28898


                          Independence Brewing Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                    23-2763840
   -------------------------------                       -------------------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                       Identification No.)


    1000 East Comly Street, Philadelphia, PA                    19149
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)


                                 (215) 537-2337
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:


    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
           NONE


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

                               Redeemable Warrants
                               -------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes    No X
                                                                  ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year. $540,335

     On March 24, 1997, the aggregate market value of the 1,674,498 shares of voting stock held by non-affiliates of the issuer was approximately $6,800,824.

     On March 24, 1997, 3,207,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

     Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                  ---   ---

                                     PART I

Item 1. Business

General

     Independence Brewing Company, which was incorporated in Pennsylvania in 1994, is a regional producer of fresh, high-quality, preservative-free craft-brewed ales, lagers, porters and seasonal beers. The Company's products are marketed under the "Independence" label. The Company currently produces five products: four styles of beer which are offered year-round, Independence Ale, Independence Lager, Independence Gold and Independence Porter; and one which is a seasonal beer, Independence Franklinfest. The Company anticipates modifying its product offerings in the future to produce two or three year-round beers and additional seasonal beers. The Company brews, kegs and bottles its products at its brewery in Philadelphia, Pennsylvania for wholesale distribution generally by 13 independent wholesale distributors in seven states and the District of Columbia. The Company's brewing equipment currently has the capacity to brew approximately 12,000 - 14,000 barrels per year, which is in part dependent on the style of beer produced. In 1996, the Company could only package a limited portion of its brewing capacity due primarily to its bottling line deficiencies. However, the Company installed a new bottling line in March 1997 that it believes will increase its bottling capacity to 150 bottles per minute. For the year ended December 31, 1996, the Company produced approximately 4,200 barrels. In addition to brewing its own products, the Company has entered into contract brewing arrangements in which the Company produces beers for third parties which market and sell such products under their own label. The Company may also in the future develop and operate brewpubs with third parties that offer for sale, in addition to food, the Company's beer brewed on the premises.

Strategy

     The Company's goal is to be one of the leading brewers of craft-brewed beers in the United States. To attain this goal, the Company intends to employ the following strategies:

     Expand Product Offerings

     The Company intends to develop new products in order to introduce beer drinkers to various styles of beer and to promote the Company's products. These new products allow the Company's customers to try new styles of beer while remaining loyal to the Independence brand. New products also help the Company generate increased distribution and retailer focus on the Company's products. The Company currently produces five products, one of which is a seasonal brand and all of which are marketed under the "Independence" label. The Company anticipates modifying its product offerings in the future to produce two or three year-round beers and additional seasonal beers, as well as other "draft only" beers in the future. In addition, in light of the minimal additional production costs, the Company may produce an old-fashioned root beer soft-drink in the future.

     Increase Distribution Network

     The Company currently distributes its products generally through 13 independent wholesale distributors for resale in bars, restaurants, liquor stores and other retail liquor license holders primarily in Pennsylvania, New Jersey, Delaware, Virginia, Maryland and the District of Columbia, and to a lesser extent in Florida and Massachusetts. The Company plans to expand its network of distributors both within its existing markets and may, in the future, expand to new markets. In order to service an increased distribution network and build relationships with additional distributors, the Company intends to hire additional sales representatives to motivate distributors to increase sales of the Company's products and to stimulate retailer and consumer demand. The Company intends to implement market penetration and sales goals with each new distributor, to regularly monitor the achievement of such goals, to establish effective incentive programs for the distributors and their sales forces, to train the distributors' sales forces and to hold motivational sessions for them and accompany distributor sales people on their sales calls.

     Develop Consumer Awareness

     The Company intends to supplement its wholesale distributors' marketing efforts by increasing the public's awareness of the Independence brand in the territories in which its beers are marketed. A key component of the Company's marketing strategy is to provide opportunities for potential consumers to learn about and sample the Company's beers. The Company may in the future open brewpubs which offer for sale, in addition to food, the Company's beer brewed on the premises. The Company may either own and operate these brewpubs or enter licensing arrangements for others to do so utilizing the Independence name. In addition, the Company anticipates that it will continue to sponsor beer events throughout the year, such as September's "Great Barley Fest," the Halloween "Broo Party," the "Midwinter Blues & Brews" and the "Big East Brew Review" in the Spring, which bring consumers to its brewing facility and promote the Independence product line, and continue to participate in local events that highlight the Company's products. Moreover, the Company has built and is currently expanding its database of customers. The Company utilizes this database in a direct mail program which conveys information concerning the Company's products and beer events and other general information about brewery happenings. The Company believes that consumers will attend such events and will receive such Company literature, which the Company believes will create a public awareness of the Company's products.

     Develop Consumer Loyalty Through High-Quality Products

     The Company believes that it can develop brand loyalty by producing consistent high-quality products. The Company currently produces its beers under the supervision of its Brewmaster, Mr. William Moore. The Company recently received a gold medal for its Independence Franklinfest at the 1996 Great American Beer Festival and a bronze medal for its Independence Gold at both the 1996 Great American Beer Festival and the Association of Brewers' 1996 World Beer Cup International Competition. In addition, the Company leases and operates its own brewing facility to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. The Company uses high-quality natural ingredients in its brewing process and employs third party testing laboratories to assure that high-quality standards are maintained. Management believes that its award-winning Brewmaster, its emphasis on product quality and its control over its production process are critical competitive advantages which have resulted in superior quality award winning products. The Company intends to capitalize on its high-quality products to build brand loyalty.

Products

     The Company produces a variety of unpasteurized full-flavored craft beers using traditional European brewing methods which do not employ any cereal adjuncts, syrups, sugars, additives or preservatives. The Company brews its beers using high-quality two row malts, specialty roasted malts, imported and domestic hops, cultured ale or lager yeast strains and other natural ingredients. All of the Company's product formulas and brewing procedures have been developed by William Moore. Mr. Moore has extensive experience in product formulation. The Company recently received a gold medal for its Independence Franklinfest brand in the Marzen/Oktoberfest category at the 1996 Great American Beer Festival and a bronze medal in the Golden Ale/Canadian-Style Ale Category for its Independence Gold brand at both the 1996 Great American Beer Festival and the Association of Brewers' 1996 World Beer Cup International Competition. In addition, while at Stoudt Brewery, a craft-brewer in Adamstown, Pennsylvania, Mr. Moore produced beers which won seven gold, six silver, and one bronze medal at the Great American Beer Festival.

         The Company currently produces five products, one of which is a seasonal brand and each of which has its own distinctive combination of flavor, color and clarity. The Company's product offerings consist of:

          Independence Ale. A pale ale with both English and American influences, Independence Ale is light amber in color due to the recipe's specialty malts. This ale is made from two row malt and four specialty malts, plus a touch of wheat, and three varieties of hops. It is full-bodied and has a hoppy flavor with a dry nutty finish.

          Independence Gold. Independence Gold has a golden color and a full-bodied taste resulting from four distinctive malts. This beer has three different kinds of hops which results in a clean, crisp finish.

          Independence Lager. A full-bodied European-style lager with medium bitterness, Independence Lager has a slight malt sweetness and a deep, rich gold color. This lager is made from four different malts and three varieties of domestic and imported hops resulting in a clean taste with a pleasant finish.

          Independence Franklinfest. Independence Franklinfest, the Company's version of a traditional Marzen style lager/Octoberfest, is light copper in color and has a malt sweetness. Rich, creamy and full bodied, Franklinfest is brewed with seven different malts and three varieties of imported and domestic hops, as well as authentic Bavarian lager yeast.

          Independence Porter. Independence Porter is a traditional American porter brewed with five different malts resulting in a crisp dry finish. This brew contains roasted and chocolate malts and is lightly hopped. The chocolate malts help give this porter a rich brown color.

          The Company anticipates modifying its product offerings to produce two or three year-round beers and additional seasonal beers. In an effort to be responsive to changing consumer style and flavor preferences, the Company engages continually in the development and testing of new products. The Company believes that the continued success of craft brewers will increasingly depend upon their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences. The Company's brewing equipment enables it to develop and produce small batches of experimental beer within 14 to 28 days for tasting, testing and analysis by management. The Company intends to continue to introduce new and different seasonal brews from time to time utilizing new ingredients which it hopes will appeal to its target market.

Brewing Facility

     In November 1994, the Company leased a 32,000 square foot facility on approximately 3.5 acres in Philadelphia, Pennsylvania and hired brewery engineers to design and install a brewery to meet its special requirements. Production began in March 1995, and the Company produced approximately 4,200 barrels in the year ended December 31, 1996, approximately 400 barrels of which were produced for third parties pursuant to contract brewing arrangements. See "-- Contract Brewing Arrangements." The Company's current brewing equipment has the capacity to brew 12,000 - 14,000 barrels per year, which is dependent in part on the style of products produced. In 1996, the Company could only package a limited portion of its brewing capacity due primarily to its bottling line deficiencies. However, the Company installed a new bottling line in March 1997 that it believes will increase its bottling capacity to 150 bottles per minute. With the Company's new bottling line, this brewing capacity may be incrementally expanded by the addition of fermentation tanks, finishing tanks and refrigeration equipment at the existing facility.

Brewing Operations

     Brewing Process. Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley, owing to its distinctive germination characteristics, which make it easy to ferment. The Company believes that it uses the finest barley crops, typically using strains having two rows of grain in each ear. A wide variety of hops may be used to add balance to the brew; some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Nearly all the yeasts used to induce or augment fermentation of beer are of the species Saccharomyces cerevisiae and Saccharomyces carlesbergenes, the top-fermenting yeasts used in ale production and the bottom-fermenting yeasts associated with lager, respectively.

     Prior to the Company receiving the malts, third parties begin the malting process by placing barley into a maltster which steeps the barley or wheat grain in water, thereby facilitating germination, and then dries and cures the grain through roasting. This process breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process imparts color and adds the distinctive flavor characteristic of barley. At this point, the malts are delivered to the brewery where various malts are milled to a coarse grist and mixed with warm water. This mixture, or "mash," is heated and stirred in the mash mixer, a large mixing vessel. Mashing time and temperature affect the flavor of the beer allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes cause this biochemical conversion. The mash is then moved to the lauter tun where it is strained and sparged (showered with hot water) to produce a liquid, high in fermentable sugars, called "wort," which then is pumped into a brew kettle to be boiled, concentrated and clarified. Hops are added during the boil to impart bitterness, balance, and aroma. The specific blend of hops further affects the flavor of the beer. After the boil, the wort is transferred to the whirlpool for clarifying by separating any impurities and solids. Then, the wort is cooled by heat exchanging. The entire brewing process, from mashing through heat exchanging, is typically completed in 6 - 9 hours, depending on the formation and style of the product being brewed. Next, the wort is moved to a fermenting tank, where specially cultured, sterilized yeast is added to initiate fermentation. During fermentation, the wort's sugars are metabolized by the yeast cells, producing carbon dioxide, a natural source of carbonation, alcohol, esters and ketones along with many other flavor compounds. After fermentation, the beer is aged at cool temperatures for several weeks, at which time the beer is clarified and the full flavor develops. Filtration, where called for by the beer style, is the final step, removing unwanted yeast and naturally occurring sediment. The beer is then moved to the finishing tank which is used to hold the finished product for the calculation of tax. At this point, the beer is in its peak condition and ready for bottling or keg racking.

     Brewing Equipment. The Company uses state of the art brewing equipment, which is supplied by JV Northwest, one of the United States' leading brewing equipment manufacturers. The Company's facility contains a four vessel 40 barrel brewhouse with separate hot and cold liquor tanks. The four vessel system best utilizes the Company's brewer's time as the flow process is constantly moving forward from mash-mixer to lauter tun, brew kettle and whirlpool to enable multiple batch brewing in a 10 to 12 hour day. An indoor silo houses 50,000 lbs of two row malt which enables a lower bulk rate purchase cost. The mill room features a digitally programmed grist case which weighs the milled malts prior to auguring into the brewhouse. Current capacity is determined by the Company's fermentation vessels, which consist of three 80 barrel and two 160 barrel fermenters, thus enabling annual brewing of between 12,000 - 14,000 barrels depending on the style of products produced. Two 160 barrel finishing tanks are used to measure production and check for proper carbonation. The Company believes that its brewing methods are cost effective and produce high-quality ales and lagers.

     Bottling and Kegging. Like many other craft-brewed beers, the Company's products are not pasteurized. Accordingly, they must be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste. The Company packages its craft beers in both bottles and kegs. The Company purchased a new bottling line in March 1997. Bottled beer must be polished filtered to more thoroughly remove undesirable spoiling elements. Twelve ounce bottles are rinsed through a twist rinser, filled on new 24 valve double pre-evacuation filler, that lowers the quantity of air in each bottle, thereby allowing the Company's product to have a shelf-life of up to 120 days. The Company recently purchased a new hydraulic micro filter to increase product quality and attain this increased shelf-life. The bottles are then automatically labeled, packed and sent to a case sealer before being stored in a 2,000 square foot cold box. The bottles are freshness-dated for the benefit of consumers. Draft beer is packaged in new sankey style kegs which are more expensive yet preferred by retailers for their ease of handling and storage. Draft beer is also stored in the Company's on-site cold storage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Product Development and Quality Control. Research and product development activities are on-going. Opportunities identified by the Company are formulated and developed by the Company's Brewmaster, Mr. William Moore. Mr. Moore is responsible for developing new beers, managing raw material selection, optimizing efficiency and educating Company personnel regarding taste and other qualities. Since most beer types fall into major categories or subcategories, an extensive development process is not required to bring new products to market. Quality control is managed by Mr. Moore who has received quality control training at the University of California at Davis' specially designed program for microbiology and quality control. Mr. Moore monitors all major parameters to ensure compliance with its specifications and the consistency of each brand from beer to beer. These parameters include gravity, alcohol, bitterness, color, foam formation and stability, acid, airs, carbon dioxide, and fill levels, in addition to all the requisite microbiological checks and shelf life stability measurements. The Company currently uses third party testing laboratories to assure that high-quality standards are maintained. However, the Company anticipates adding the capability to do this testing on its own premises in the future.

     Ingredients and Raw Materials. The Company has several sources for the purchase of ingredients or other raw materials. Malt, specialty malt, hops, and yeast can be purchased from a number of suppliers whose prices are all relatively competitive. The Company uses local municipal water supplied by the City of Philadelphia for the Company's brewing operations, with a carbon filtration system at the brewery to remove chlorine and other impurities. The Company's operations also utilize glass bottles, caps, labels, kegs and corrugated and other paper products, all of which are anticipated to be available from several sources. As with most agricultural products, the supply and price of raw materials used to produce the Company's beers can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's results of operations are dependent upon its ability accurately to forecast its demand for raw materials. Any failure by the Company accurately to forecast its demand for raw materials could result in the Company either being unable to meet higher than anticipated demand for its products or producing excess inventory, either of which may materially adversely affect the Company's business, results of operations and financial condition.

Product Distribution

     The Company's products are available for sale to consumers from kegs or in bottles at restaurants, taverns, bars, sporting events and liquor stores, as well as at supermarkets, directly at the brewery and at convenience stores. The Company's products are generally delivered to these retail outlets through a network of 13 independent wholesale distributors, whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who typically have local distribution relationships with one or more national beer brands. In addition, in two counties in Pennsylvania, the Company exclusively sells its products directly to retailers. Two wholesale distributors accounted for approximately 21% and 22% of the Company's sales for the year ended December 31, 1995 and two wholesale distributors accounted for approximately 12% and 10% of the Company's sales for the year ended December 31, 1996. The Company's largest and third largest distributors in 1995 merged and the aggregate entity was for the year ended December 31, 1996 the Company's largest distributor. The Company's second largest distributor for the year ended December 31, 1995 is no longer among the Company's largest distributors, due to the Company's decision to distribute products itself in the Philadelphia region. The Company has chosen to directly distribute products in the Philadelphia region primarily in order to reduce its advertising, promotional and selling expenses in connection with the sale of such products. The loss of any wholesale distributor, if not immediately replaced, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company, together with its distributors, markets its products to retail outlets and generally relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space, create demand for its products and to oversee timely rotation of inventory to ensure the continuing freshness of its products. The Company will also offer its products directly to consumers at brewpubs if the Company establishes such operations in the future.

Marketing and Sales

     Sales of the Company's draft beer began in May 1995, with bottle sales commencing in June 1995. As of March 24, 1997, the Company maintained a sales and marketing staff of five sales representatives, whose efforts are focused primarily on assisting the Company's distributors with promotions and product placements. In addition, the Company has retained two additional sales representatives on a commission basis, who provide similar services. The Company has recently hired a sales manager to manage the growth and productivity of its sales force. In order to service an increased distribution network and build relationships with additional distributors, the Company intends to hire additional sales representatives to motivate distributors to increase sales of the Company's products and to stimulate retailer and consumer demand. The Company presently markets its products in a region comprised primarily of Pennsylvania, New Jersey, Delaware, Virginia, Maryland and the District of Columbia, and to a lesser extent in Florida and Massachusetts.

     The Company intends to advertise its products in local newspapers, on the radio, and in specialty beer publications within these markets. In addition, the Company promotes its products through its direct mail program, including a quarterly newsletter, advertising in specialty beer publications, its beer events and the use of point of sale promotional materials, such as table tents, posters and signs in retail outlets. The advertising and promotional materials are designed to stress the unique qualities of the Company's products, such as product freshness and the styles of beers offered. These advertising and promotional materials also highlight the Company's Brewmaster and the Company's primary focus on product quality. The Company believes that this promotional campaign will help develop and maintain a high-quality image for the Company's brewery and its products which the Company anticipates will result in increased sales of the Company's products. The Company currently conducts public relations activities internally. See "-- Strategy -- Develop Consumer Awareness."

     To promote retail product sales, the Company periodically offers "post-offs," or volume price discounts to distributors. Distributors and retailers often participate in these price discounts. In addition, the Company anticipates that it may in the future offer such promotions in additional markets in response to local competition.

Competition

     The highly fragmented craft beer segment is one of the fastest growing segments of the domestic beer industry. The Company competes primarily with other participants in the craft beer segment of the domestic beer market in its region such as Dock Street Brewing Company, Red Bell Brewing Company, Stoudt's Brewing Company, Lancaster Malt Brewing Company, Weyerbacher Brewing Company and Victory Brewing Company, and with imported beers such as Heineken, Amstel, Corona and Guinness brands and mass-market national brewers such as Miller, Anheuser-Busch, Coors and Stroh. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, transportation costs, distribution coverage and, to a lesser degree, price.

     As the Company expands its distribution network within the mid-Atlantic region and beyond, and as other craft brewers expand their distribution networks, the Company expects to encounter increasing competition from other regional specialty brewers, as well as from contract brewers. Although certain of these competitors distribute their products nationally and may have superior financial or other resources than the Company, management believes that the Company possesses certain competitive advantages, such as a regional brewing facility, and its high-quality products produced by the Company's Brewmaster.

     The Company also competes against producers of imported beers. Although imported beers currently account for a much greater share of the domestic beer market than craft beers, the Company believes that it possesses significant competitive advantages over certain importers, including lower transportation costs, no importation duties, proximity to and familiarity with local consumers, a high degree of product freshness, eligibility for lower federal excise taxes and freedom from currency fluctuations.

     In response to the rapid growth of the craft beer segment, several of the major domestic brewers have introduced fuller-flavored beers, and others may be expected to do so in the future.

The Company expects that certain of the major national brewers, with their superior financial resources, access to raw materials and established national distribution networks, will seek further participation in the continuing growth of the craft beer segment through investments in, or the formation of distribution alliances with, craft brewers. The increasing participation of the major national brewers will likely increase competition for market share and increase price competition within the craft beer segment. The Company believes that the participation by the major national brewers will tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus contribute to further rapid growth of this industry segment.

Contract Brewing Arrangements

     The Company has entered into arrangements to utilize a portion of its excess production capacity to provide contract brewing services to third parties which market and sell beer produced by the Company, under the third party's own proprietary labels. Although margins for contract brewing are lower compared to the sale of the Company's own products to wholesale distributors, the Company expects this business to continue until such time as the Company's own products fully utilize production capacity. Approximately 9% and 16% of the Company's revenues resulted from contract brewing in 1995 and 1996, respectively.

     The Company is currently under contract to brew "Jersey Shore Gold" and "Jersey Harvest Ale" for Hunterdon Brewing Company, based in Hunterdon, New Jersey. This arrangement involves a minimum order size of 80 barrels and an annual production minimum of 5,500 cases. The Company was engaged in January 1997 to brew a pilsner style lager under contract for the Greater Providence Brewing Company. In addition to these contract arrangements, the Company produces the house brand beer for the Philadelphia location of a national entertainment chain.

Government Regulation

     The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"), state alcohol regulatory agencies in the states in which the Company sells its products and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than 2 million barrels per year.

     Management believes that the Company currently has all licenses, permits and approvals necessary for its current brewing operations. However, existing permits or licenses could be lost, revoked or suspended if the Company were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the Company's existing or expanded brewing operations. If licenses, permits or approvals necessary for the Company's brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were lost, revoked or suspended, the Company's ability to conduct its business could be materially adversely affected.

     Alcoholic Beverage Regulation and Taxation

     The Company's brewery is subject to licensing and regulation by a number of governmental authorities. The Company operates its brewery under federal licensing requirements imposed by the BATF. The BATF requires the filing of a "Brewer's Notice" upon the establishment of a new commercial brewery. In addition, commercial brewers are required to file an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

     In addition to the regulations imposed by the BATF, the Company's brewery is subject to various regulations concerning retail sales, deliveries and selling practices in states in which the Company sells its products. Failure by the Company to comply with applicable federal or state regulations could result in limitations on the Company's ability to conduct its business. The BATF's permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, and to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

     The Pennsylvania Liquor Control Board ("PLCB") issues operating licenses to manufacturers of beverages containing alcohol located in the Commonwealth of Pennsylvania. The PLCB also ensures compliance with state tax provisions. The PLCB regulations provide certain operating, record-keeping and marketing requirements for license holders. These requirements include posting of a $10,000 bond upon issuance of a license, inspections of the brewery by representatives of the PLCB, maintaining records of the amount of beer produced and sold, limiting certain promotional activities and prohibiting sales by the Company on Sunday. Failure by the Company to comply with the PLCB requirements could result in fines, penalties or sanctions being imposed against the Company which could range from written warnings to revocation of the Company's license. The temporary or permanent loss of the Company's PLCB license would have a material adverse effect on the Company's financial condition and results of operations. PLCB regulations limit the Company's ability to increase its prices to distributors within 180 days after a price decrease, except under certain limited circumstances or with the prior consent of the PLCB. In addition, the license issued by the PLCB to the Company will not be transferable or assignable without the approval of the PLCB. As a result, a sale of the Company or its business would be subject to, and may be delayed by, the required approval by the PLCB.

     The U.S. federal government currently imposes an excise tax of $18 per barrel on every barrel of beer produced for consumption in the United States. However, any brewer with production under 2 million barrels per year instead pays federal excise tax in the amount of $7 per barrel on the first 60,000 barrels it produces annually. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have a material adverse effect on the Company. In addition, the Company will lose the benefit of this rate structure if it exceeds the 2 million barrel production threshold, which the Company believes is not likely in the near future. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could materially adversely affect the Company.

     State and Federal Environmental Regulation

     The Company's brewery operations are subject to environmental regulations and local permitting requirements regarding, among other things, air emissions, water discharges and the handling and disposal of wastes. While the Company has no reason to believe the operations of its facility violate any such regulation or requirement, if such a violation were to occur, the Company's business may be materially adversely affected. In addition, if environmental regulations were to become more stringent in the future, the Company could be materially adversely affected.

     Dramshop Laws

     The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server's being liable to third parties for injuries caused by the intoxicated customer. If the Company opens brewpubs, the Company will attempt to address this concern by implementing employee training and designated-driver programs. The Company has obtained host liquor and legal liquor liability insurance coverage for its activities in connection with marketing and promotional events that involve selling liquor. Future increases in premiums could make it prohibitive for the Company to obtain adequate insurance coverage or maintain its existing coverage, and large uninsured damage awards against the Company could have a material adverse affect on the Company's financial condition and results of operations.

Trademarks

     The Company has filed applications to register "1776" and "FranklinFest" with the United States Patent and Trademark office. Although the Company expects "1776" and "FranklinFest" to be registered in due course, there can be no assurance any such trademarks will be registered, or if registered, there can be no assurance that they will not be challenged at some later date. Independence Brewing Company of Florida, Inc. ("Independence Florida"), a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the "Independence" name and logo and the name "Independence Brewery and Restaurant" (the "Independence Marks"), has filed federal trademark and service mark applications for "Independence Brewery and Restaurant" (the "Applications"). The Company has entered into an agreement with Independence Florida (the "Florida Agreement") whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company, (ii) Independence Florida was granted a perpetual royalty free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company will not operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida.

     The Company has entered into an exclusive license and purchase agreement with Moosehead Brewing Company ("Moosehead") for use of Moosehead's registration for "The Taste of Independence" and its pending U.S. trademark application for the mark "Independence" for brewed alcoholic beverages (the "Moosehead Marks"). This agreement is for a two year license for use of the Moosehead Marks in the United States whereby the Company will pay Moosehead $30,000 per year for such right and, upon termination of such two-year period, all rights to the use of "Independence" will be transferred to the Company for an additional payment of $30,000.

     The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product packaging, advertising and promotional design and artwork are important to the Company's success, and such materials are considered protected by common law copyright.

Employees

     At March 24, 1997 the Company had 14 employees, including six in production, five in sales and marketing, and three in administration. Of these, two are part-time employees. The Company believes its relations with its employees to be good.

Item 2. Properties

     The Company currently leases an approximately 32,000 square foot facility on approximately 3.5 acres in Philadelphia, Pennsylvania for its executive offices and its brewery at a current cost of $5,733.33 per month, plus all applicable taxes, insurance premiums, expenses for utilities and costs for any other services assessed against the property. The lease on this facility terminates on November 30, 2004. The rent expense increases each year of the lease up to $9,333.33 per month in the final year of the lease. The Company has an option to purchase such property for $700,000, increasing each year up to $800,000 on November 30, 2001, at which time such option expires. The Company believes it has adequate space to conduct its operations.

Item 3. Legal Proceedings

     The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's common stock and redeemable warrants are traded on the Nasdaq SmallCap Market under the symbols "IBCO" and "IBCOW," respectively.

     The initial public offering of the Company's common stock and redeemable warrants was consummated on February 11, 1997 (the "IPO"). Accordingly, such securities were not traded during the Company's 1996 and 1995 fiscal years.

     As of March 24, 1997, there were 51 holders of record of the Company's common stock and four holders of record of the Company's redeemable warrants. The Company believes that, as of March 24, 1997, there were greater than 300 beneficial holders of the Company's common stock and redeemable warrants.

     The Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future with respect to its common stock. The Company's future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board. The Company presently intends to retain any earnings which the Company may realize in the foreseeable future to finance the growth of the Company.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto and the other sections contained in this Prospectus.

Overview

     Independence Brewing Company was incorporated in May 1994 and began distribution of its Independence Ale in kegs and bottles in May 1995 and June 1995, respectively. The Company's brewery, located in Philadelphia, Pennsylvania, was completed and became operational in late February 1995 and commenced brewing in March 1995. For the period from June 1994 through February 1995, the Company's principal activities were raising capital, securing third party financing and completing construction of its brewing facility. The Company currently produces five products: four styles of beer which are offered year-round, Independence Ale, Independence Lager, Independence Gold and Independence Porter; and one which is a seasonal beer, Independence Franklinfest. The Company anticipates modifying its product offerings to produce two or three year-round beers and additional seasonal beers. The Company's current brewing equipment has the capacity to brew approximately 12,000 - 14,000 barrels per year, which is in part dependent on the style of beer produced. In 1996, the Company could only package a limited portion of its brewing capacity due primarily to its bottling line deficiencies. In 1996, gross sales totaled $540,335 on approximately 4,235 barrels of production, as compared to gross sales of $237,644 for 1995 on 1,415 barrels of production. The Company had no sales for the period from May 17, 1994 (inception) through December 31, 1994. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company believes that the considerable resources expended by the Company's management in connection with the IPO had an adverse effect on the Company's operating results in the fourth quarter of 1996 and may have a material adverse effect on the Company's operating results in the first half of 1997. The Company's revenues are generated predominantly from sales of beer to independent third party wholesale distributors. In addition, the Company derives revenues from the sale of its products directly to retailers and from contract brewing arrangements in which the Company utilizes a portion of its excess capacity to produce beers for third parties which market and sell such products under their own label. To the extent that the Company is not able to utilize this excess capacity, the Company believes that operating margins may be negatively impacted. In 1996, approximately 16% of the Company's revenues resulted from its contract brewing operations. Although margins for contract brewing are lower compared to the sale of the Company's own products to wholesale distributors, the Company expects this business to continue until such time as the Company's own products fully utilize production capacity.

     Until March 1997, the Company operated a refurbished bottling line which did not include all originally manufactured parts. Incompatibility in re-manufactured parts resulted in unanticipated machine down-time, decreased bottling capacity and problems with the adhesion of product labels to bottles. Under normal circumstances, using originally manufactured parts, the Company's old bottling line would have the capacity to fill 300 bottles per minute. However, due to the unanticipated problems, the bottling line was only able to fill only 35 bottles per minute. In addition, the Company has experienced problems with product labels falling off during production. As the Company has grown, demand for the Company's products has at times exceeded its bottling capacity. In addition, this decreased capacity has resulted in spreading smaller revenue over existing fixed and semi-variable costs, which has negatively impacted the Company's operating margins. In March 1997, the Company purchased and installed a new bottling line. This new bottling line is designed to increase the Company's bottling capacity and alleviate its labeling problems.

     In addition to the level of consumer demand and the availability of bottling capacity, the Company's sales are also affected by other factors such as new product introductions, a limited marketing budget, third party wholesaler promotions and competitive considerations. Sales in the beer industry generally reflect a degree of seasonality, with lower sales in the first quarter of the calendar year generally due to decreased consumption of beer after the holiday season. The Company operates with little or no backlog of orders because of distributor demand for immediate inventory and because its ability to predict sales in future periods has, to date, been limited.

     The Company's capacity utilization has a significant impact on gross profits. Most capital costs associated with building a brewery and fixed and semi-variable costs related to operating a brewery are incurred prior to or beginning upon commencement of production at the brewery. Although the Company's brewing equipment has the capacity to brew approximately 12,000 - 14,000 barrels per year, in 1996 the Company produced approximately 4,200 barrels due primarily to its bottling line deficiencies. Because the initial production level has been substantially below the brewery's maximum designed brewing capacity, operating margins have been negatively impacted. The

Company expects this impact to be reduced if and as the brewery's actual production increases. In addition, the Company expects the incremental costs of shipping beer from the Company's existing brewery to continue to increase as the volume of beer supplied to more distant markets increases.

Results of Operations

     The Company was incorporated in May 1994 and commenced brewing beer in March 1995. The Company began distributing its Independence Ale in kegs and bottles in May 1995 and June 1995, respectively. Therefore, the comparison of the year ended December 31, 1994 to the year ended December 31, 1995 is not meaningful and has not been presented.

Years Ended December 31, 1996 and 1995

     Sales. Gross sales increased from $237,644 in 1995 to $540,335 for 1996. The substantial increase in gross sales was due in part to the Company's commencing distribution of its beer products in May of 1995 and, to a greater extent, to the expansion of the Company's third party wholesale distribution network from four distributors at December 31, 1995 to 17 distributors at December 31, 1996. This revenue increase reflected an increase in sales volume from 1,415 barrels in 1995 to 4,235 barrels for 1996, with relatively stable sales prices.

     Excise taxes. Excise taxes increased from $13,338 in 1995 to $33,375 for 1996, reflecting the increased level of sales volume on which federal and certain local excise taxes are paid. Excise taxes as a percentage of sales remained constant at approximately 6% in 1996 and 1995. The Company pays federal and certain local excise taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

     Cost of goods sold. Cost of goods sold increased from $486,229 in 1995 to $801,482 for 1996, primarily due to the increase in sales volume in 1996. Cost of goods sold as a percentage of sales declined from approximately 205% in 1995 to approximately 148% in 1996, primarily due to increased sales which reduced per barrel fixed and semi-variable costs associated with operating the brewery. Increases in raw materials costs and utility costs from $192,070 in 1995 to $375,922 in 1996 are associated with increased sales and the utilization of the production facility from the time the Company commenced brewing in March 1995. Repairs and maintenance increased from $19,312 for 1995 to $55,055 for 1996 due primarily to repairs and maintenance related to the Company's bottling line.

     Advertising, promotional and selling expenses. Advertising, promotional and selling expenses increased from $93,039 in 1995 to $158,015 for 1996. Advertising, promotional and selling expenses as a percentage of sales declined from approximately 39% in 1995 to approximately 29% in 1996, primarily due to initial purchases of promotional items, such as apparel and other retail items used by third party wholesale distributors, in 1995 which were not made in 1996.

     General and administrative expenses. General and administrative expenses increased from $278,565 in 1995 to $413,004 for 1996. General and administrative expenses as a percentage of sales declined from approximately 117% in 1995 to approximately 76% in 1996. Increases in professional fees from $24,816 for 1995 to $66,501 for 1996 in connection with financing activities and other relatively small increases in general and administrative expenses as compared to the increased level of sales represented the primary increases. Also included in general and administrative expenses for the year ended December 31, 1995 is $15,000 of non-cash compensation paid to certain individuals who received Common Stock valued at $3.00 per share in lieu of services rendered to the Company.

     Interest expense. Interest expense increased from $51,729 in 1995 to $377,551 for 1996, due to the increase in the outstanding principal of convertible debentures and Preferred Stock from $75,000 and $-0-, respectively, at December 31, 1995 to $800,000 and $700,000 at December 31, 1996,
respectively, and the amortization of approximately $5,700 deferred financing costs associated with these obligations, and the write off of approximately $231,000 of original issue discount associated with such shares in 1996. Interest expense as a percentage of sales increased from approximately 22% in 1995 to approximately 70% in 1996. The interest incurred in 1995 is associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Notes") and to a lesser extent with the Company's subordinated convertible notes of $75,000, which were issued in late December 1995.

     Other income (expense), net. Other income (expense), net decreased from $38,450 in 1995 to $19,965 for 1996, due primarily to reduced event income received from Company sponsored events held in 1996. Other income (expense), net as a percentage of sales, decreased from approximately 16% in 1995 to approximately 4% in 1996.

Liquidity and Capital Resources

     To date, the Company has funded its operations and capital requirements through the issuance of Common Stock, the SBA Loan, the PIDC Notes and the issuance of certain subordinated convertible notes in 1995 and during 1996. In February 1997, the Company completed its IPO. The Company received approximately $5,896,000 of net proceeds (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriter's overallotment option and after deducting the Underwriter's discount and offering expenses) from the IPO. Net cash used in operating activities in 1995 and 1996 was $444,663 and $356,836, respectively. Net cash used in operating activities was primarily generated by net losses for the respective periods and increases in accounts receivable and inventories, offset in part by increases in accounts payable and accrued expenses.

     Net cash used in investing activities in 1995 and 1996 was $413,709 and $588,525, respectively. Cash used in investing activities was primarily for the purchase of fixed assets relating to brewery equipment and other equipment. Net cash provided by financing activities in 1995 and 1996 was $933,318 and $1,306,063, respectively.

     In anticipation of the closing of the financing transactions described below (the "Private Placements"), the Company was advanced an aggregate of $200,000 on May 6, 1996 and July 16, 1996 by Winfield Capital Corp. ("Winfield") to fund short term operations. This advance was repaid in connection with the closing of the Private Placements.

     To fund operations, on August 12, 1996, September 13, 1996 and September 20, 1996, the Company sold an aggregate of $800,000 of debentures convertible into shares of Series A Preferred Stock of the Company (the "Debentures") to Winfield and certain shareholders of the Company (collectively referred to as the "Purchasers"). To the extent that such shareholders did not so participate, Winfield agreed to act as "standby" purchaser for the entire $800,000 in Debentures being offered.

     In consideration of the purchase by the Purchasers of the Debentures, the Purchasers received warrants which entitled them to purchase 415,275 shares of Common Stock for the aggregate exercise price of $2,081 (the "Series A Warrants"). All of the Series A Warrants were exercised by the Purchasers on September 13, 1996 and September 20, 1996. The Company assigned a deferred interest charge of $3.00 per share, totaling $1,245,825, to these shares and is amortizing it over the term of the Debentures. In addition, in consideration of the purchase by Winfield of the Debentures, Winfield received (i) a warrant (the "Preferred Warrant") that entitled Winfield to purchase 70,000 shares of Series B Preferred Stock of the Company, par value $10.00 (the "Series B Preferred Stock"), exercisable immediately for an aggregate exercise price of $700,000 and
(ii) a warrant (the "Series C Warrant") that entitles Winfield to purchase 622,913 shares of Common Stock for the aggregate exercise price of $3,115. The Preferred Warrant and the Series C Warrant were exercised by Winfield on September 13, 1996. The Company assigned a deferred interest charge of $3.00 per share, totaling $1,868,739, to these shares and is amortizing it over the term of the Series B Preferred Stock.

     In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow all of the qualified shareholders of the Company to participate in the purchase of the Debentures, Winfield received a warrant (the "Series B Warrant") which entitles Winfield to purchase 3.5 million shares of Common Stock of the Company at a price of $6.00 per share. The Series B Warrant is immediately exercisable and expires five years following the Company's initial public offering.

     In connection with the Private Placements, Winfield received a $15,000 processing fee and a $45,000 commitment fee. The Debentures and the Series B Preferred Stock were repaid from the net proceeds of the IPO. In connection with the issuance and repayment of the Debentures and the Series B Preferred Stock from the net proceeds of the IPO, the Company wrote off (i) unamortized original issue discount of $1,159,129 and $1,757,127, respectively, and (ii) deferred financing costs of $29,528 and $26,728 relating to the Debentures and the Series B Preferred Stock, respectively. See Note Q of the Company's Financial Statements.

     The Company had cash and cash equivalents at December 31, 1995 and December 31, 1996 of $2,782 and $363,484, respectively. The Company believes that cash flow from the Private Placements and the IPO will be sufficient to meet short-term liquidity needs. The Company may also seek other long term financing. No assurance can be given that such long term financing will be obtained on commercially reasonable terms or at all.

     During the period June 25, 1994 through December 1, 1995, the Company offered for sale and sold to investors a total of 207,914 shares of Common Stock (the "Original Shares"). During the period of December 1995 through May 1996, the Company offered and sold to investors notes, convertible into shares of Common Stock at maturity, in the aggregate principal amount of $263,300, such notes which were later converted into shares of Common Stock (together with the Original Shares, the "Rescission Securities"). Because certain of the applicable provisions of federal and state securities laws relating to the registration of securities for offer and sale may have not been complied with in connection with the offer and sale of the Rescission Securities, the Company offered to repurchase the Rescission Securities for cash in an amount equal to the original purchase price plus interest from the date of purchase, less any dividends, interest payments or cash distributions in respect to the Rescission Securities. The Company received rescission acceptances from five shareholders whose investment totaled $24,750 for 18,000 shares of Common Stock. On September 27, 1996, the Company repurchased such shares of Common Stock for an aggregate purchase price, including interest, of $26,927. On September 27, 1996, the Company also sold 18,000 shares of Common Stock to four shareholders for an aggregate purchase price of $24,750. No underwriters were involved and no commissions were paid in the foregoing transactions.

Impact of Inflation

     Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect to date on its results of operations. However, production and raw material costs are expected to increase over time as a result of general economic inflation, and there can be no assurance that the Company will be able to offset the resulting negative effects on its business through increasing the sale prices of its product.

Net Operating Loss Carryovers

     As a result of the IPO, the Company experienced an "ownership change" for purposes of determining its ability to use its net operating loss ("NOL") carryovers as deductions against future taxable income under federal income tax law. Its annual NOL deductions after the IPO are limited to approximately $900,000.


                                      -18-
P

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 1 -- Business and Item 6 -- Management's Discussion and Analysis or Plan of Operation, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements:

     Limited Operating History; Past and Possible Future Operating Losses. The Company has had significant losses since inception. Although the Company has experienced sales growth, such growth should not be considered indicative of future sales growth, if any, or of future operating results. Furthermore, there can be no assurance that the Company's sales will grow or be sustained in future periods or that the Company will become or remain profitable in any future period.

     Capacity Utilization. The Company has incurred substantial capital costs associated with building its facility and commencing its brewing operations. As a result, production levels below capacity have negatively impacted gross margins. There can be no assurance that the Company will reach full capacity based on the new bottling line or that the loss of a contract brewing client will not negatively impact capacity utilization.

     Conflict of Interest and Trademark Conflict. Although the Company has entered into the Florida Agreement, the Company is subject to risk associated with a potential conflict of interest that may arise out of the relationship between the Company and Independence Florida.

     Risk of Third Party Claims of Infringement of Intellectual Property; Uncertainty of Trademark Protection. The Company has entered into the Moosehead Licence concerning the Moosehead Marks. If the Moosehead License is terminated in the future, the Company may find it necessary to change the brand name of its products, thereby losing any existing brand recognition in its markets. The Company relies and will continue to rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other arrangements to protect its proprietary rights, including its beer recipes, product packaging, advertising, promotional designs and artwork. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent the misappropriation and the unauthorized use of the Company's proprietary information and such protections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to the Company's products.

     Possible Need For Additional Financing. There can be no assurance that the Company will not require additional financing or, if required, that such additional financing will be available to the Company on acceptable terms or at all. Substantially all of the Company's assets are currently pledged as collateral securing certain indebtedness. This may materially adversely affect the Company's ability to obtain additional financing in the future. Factors that may lead to a need for additional financing include delays in market acceptance of the Company's products, the need for the Company to expand production to meet market demand and the acquisition and the development of brewpubs.

     Ability to Manage Growth; Expansion into New Markets. The Company's future success depends in part on its ability to manage growth as it increases its production capacity, commences production with the new bottling line, broadens the distribution of its products to both existing and new markets, expands its product offerings and, possibly, enters the brewpub business. There can be no assurance that the Company will be able to hire new employees when needed or on favorable terms or that any such new employees will be successfully integrated into the Company's management.

     Competition. The Company competes primarily with other participants in the craft-brewing segment of the domestic beer market in its region, with producers of imported beers and with mass-market national brewers. The Company anticipates intensifying competition in the craft-brewing segment, and believes that, as a result, prices may fluctuate and could decline. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's third party wholesale distributors and their customers, many of which also distribute and sell other beverage products. Many of the Company's competitors possess marketing, financial and other resources substantially greater than those of the Company, and there can be no assurance that the Company will be able to achieve continued success in the face of intensified competition from within the craft-brewing segment, from other segments of the beer market and from beverages in general.

     Entrance into the Brewpub Business. The Company's ability to enter into the brewpub business will depend upon a variety of factors, including the availability and cost of suitable acquisition candidates and/or building sites, the employment and training of management, brewpub staff and other personnel, regulatory limitations regarding common ownership of breweries and restaurants in certain states, acceptable leasing or financing terms of equipment, cost effective and timely construction of new brewpubs (which construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters and weather conditions) and securing required governmental permits and approvals. There can be no assurance that the Company will be successful in acquiring or opening new brewpubs, that those brewpubs will be opened in a timely manner, or that, if opened, those brewpubs will be operated profitably. New brewpubs typically operate with below normal profitability and incur certain additional costs in the process of achieving operational efficiencies during the first several months of operation. In addition, the Company may either own or operate these brewpubs or enter into licensing arrangements for others to do so utilizing the Independence name. Accordingly, the Company may be subject to risks of licensing its name to third party entities.

     Dependence on Key Personnel; Inexperience of Management. The Company's success substantially depends upon the efforts of the Company's President and Chief Executive Officer, Robert W. Connor, Jr., the Company's Brewmaster and Secretary, William Moore, and the

Company's Chief Operating Officer, Wayne Anderson. The loss of these individuals could have a material adverse effect on the Company's financial condition and results of operations.

     Dependence on Distributors. The Company largely relies on third party wholesale distributors. The Company's distributors often represent competing craft-brewed brands, as well as economy and import brands. There can be no assurance that the Company's distributors will continue to sell the Company's products or may devote sufficient resources to provide effective sales and promotion support to the Company or continue to distribute the Company's products.

     Dependence on Suppliers. If the Company were unable to obtain sufficient quantities of ingredients and materials, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's financial condition and results of operations.

     Shortages of Supply. The supply, quality and price of raw materials used to produce the Company's products can be affected by factors beyond the control of the Company, such as drought, frost, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests.

     Limited Product Line. The sale of a limited number of styles of beer has accounted for substantially all revenue of the Company since the Company's inception. The Company believes that the sale of these beers will continue to account for a significant portion of the Company's sales for the foreseeable future. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the market acceptance of these limited products.

     Single-Site Manufacturing Facility. In the event the Company's brewing and bottling facility were damaged by fire or other casualty, the Company's production would be substantially interrupted.

     Sales Fluctuations Due to Seasonality. Since the Company has continued to expand its wholesale distributors network, fluctuations in the Company's sales due to seasonality may become evident in the future.

     Control By Existing Shareholders. Mr. Connor and Winfield own an aggregate of approximately 47% of the outstanding Common Stock. Consequently, Mr. Connor and Winfield are able to elect the Company's directors, to determine the outcome of corporate actions requiring shareholder approval and otherwise to control the business affairs of the Company.

     Operating Hazards. The Company's operations are subject to certain hazards and liability risks, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. The occurrence of such a problem could result in a costly product recall and serious damage to the Company's reputation for product quality, as well as claims for product liability. In addition, the Company's products are not pasteurized and have a limited shelf-life. The Company may incur cost in connection with product returns.

     Government Regulation. The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels which could change and become more restrictive. Violation of such regulations can result in the loss, revocation or suspension of existing licenses by the wholesaler, retailer and/or supplier. The loss, revocation or suspension of any existing licenses, permits or approvals could have a material adverse effect on the Company's business.

     Public Attitudes and Consumer Demand. The possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. In addition, consumer tastes may change over time or may vary in the markets which the Company currently operates and new markets in which the Company intends to enter and there is no assurance that the same level of sales and operating margins can be maintained in the Company's existing market or achieved in new markets. The Company's success also depends upon a number of factors related to the level of discretionary consumer spending, including the general state of the economy, federal and state tax laws and consumer confidence in future economic conditions.


Item 7. Financial Statements
                                      -22-

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Independence Brewing Company


         We have audited the accompanying balance sheets of Independence Brewing Company as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Brewing Company as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP


Philadelphia, Pennsylvania
March 24, 1997

                          INDEPENDENCE BREWING COMPANY

                                 BALANCE SHEETS

                                  December 31,


          ASSETS                                                                  1996            1995
                                                                              -----------     -----------
Current assets
    Cash and cash equivalents                                                 $   363,484      $     2,782
    Accounts receivable                                                            17,126           15,080
    Inventories                                                                   134,816           90,355
    Advances to officer                                                            10,000              -
                                                                              -----------      -----------
           Total current assets                                                   525,426          108,217

Equipment and leasehold improvements, net                                       1,395,875          956,593
Deferred charges                                                                2,981,931           21,273
Deferred stock issuance costs                                                     338,910              -
Other                                                                              25,902           18,043
                                                                              -----------      -----------
                                                                              $ 5,268,044      $ 1,104,126
                                                                              ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                         $   100,264     $     75,600
    Current portion of capital lease obligations                                    4,026            3,228
    Subordinated convertible notes                                                    -             75,000
    Advances from officer                                                             -              5,150
    Accounts payable and accrued expenses                                         753,749          186,782
                                                                               ----------       ----------
          Total current liabilities                                               858,039          345,760

Long-term liabilities
    Deferred rent                                                                  35,436           21,676
    Capital lease obligations                                                         -              3,195
    Convertible debentures                                                        800,000              -
    Long-term debt                                                                517,497          577,956
                                                                              -----------       ----------
          Total liabilities                                                     2,210,972          948,587
                                                                              -----------       ----------
Commitments and contingencies                                                          --               --
                                                                              -----------      -----------
Series A preferred stock, $10.00 par value -
    authorized, 500,000 shares;
    no shares issued and outstanding                                                   --               --
                                                                              -----------      -----------
Series B preferred stock, $10.00 par value -
    authorized, 500,000 shares;
    issued and outstanding, 70,000 shares                                         700,000               --
                                                                              -----------      -----------
Shareholders' equity
    Common stock, no par value -
       authorized, 19,000,000 shares; issued and
       outstanding, 2,307,078 and 1,166,538 shares in 1996 and
       1995, respectively                                                       3,691,428          266,768
    Accumulated deficit                                                        (1,334,356)        (111,229)
                                                                               ----------       ----------
          Total shareholders' equity                                            2,357,072          155,539
                                                                               ----------       ----------

                                                                              $ 5,268,044      $ 1,104,126
                                                                              ===========      ===========

        The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                      1996            1995
                                                                  ------------     -----------
Sales                                                             $   540,335      $   237,644

Less excise taxes                                                      33,375           13,338
                                                                  -----------      -----------
          Net sales                                                   506,960          224,306
Cost of goods sold                                                    801,482          486,229
                                                                  -----------      -----------
          Gross loss                                                 (294,522)        (261,923)
                                                                  -----------      -----------

Advertising, promotional and selling expenses                         158,015           93,039
General and administrative expenses                                   413,004          278,565
                                                                  -----------      -----------
                                                                      571,019          371,604
                                                                  -----------      -----------
          Operating loss                                             (865,541)        (633,527)
                                                                  -----------      -----------
Other income (expense)
    Interest expense                                                 (377,551)         (51,729)
    Other income, net                                                  19,965           38,450
                                                                  -----------      -----------
                                                                     (357,586)         (13,279)
                                                                  -----------      -----------
          Loss before income taxes                                 (1,223,127)        (646,806)

Income taxes                                                               --            1,496
                                                                  -----------      -----------
          NET LOSS                                                $(1,223,127)     $  (648,302)
                                                                  ===========      ===========
Per share data
    Net loss per common share                                     $     (0.54)     $     (0.30)
                                                                  ===========      ===========
    Weighted average shares outstanding                             2,249,683        2,201,662
                                                                  ===========      ===========


        The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995




                                                   Common stock
                                           ---------------------------                               Total
                                           Number of                          Accumulated         shareholders'
                                             shares            Amount           deficit              equity
                                           ---------       -----------       ------------         --------------
Balance at January 1, 1995                   444,750       $   427,744       $    (36,111)        $   391,633
Issuance of common stock                     140,081           412,208                 --             412,208
100% stock dividend                          581,707                --                 --                  --
Net loss for the year ended
    December 31, 1995                             --                --           (648,302)           (648,302)
Reclassification of previously
    undistributed losses                          --          (573,184)           573,184                  --
                                           ---------       -----------        -----------         -----------
Balance at December 31, 1995               1,166,538           266,768           (111,229)            155,539
Issuance of common stock                   1,140,540         3,424,660                 --           3,424,660
Net loss for the year ended
    December 31, 1996                             --                --         (1,223,127)         (1,223,127)
                                           ---------       -----------        -----------         -----------
Balance at December 31, 1996               2,307,078       $ 3,691,428        $(1,334,356)        $ 2,357,072
                                           =========       ===========        ===========         ===========


         The accompanying notes are an integral part of this statement.

                          INDEPENDENCE BREWING COMPANY

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                              1996             1995
                                                                          -----------      -----------
Cash flows from operating activities
    Net loss                                                              $(1,223,127)     $  (648,302)
    Adjustments to reconcile net loss to net cash used in
          operating activities
       Depreciation and amortization                                           89,243           61,865
       Amortization of original issue discount                                237,441              -
       Issuance of common stock for services                                      -             18,000
       Increase in accounts receivable                                         (2,046)          (9,730)
       Increase in inventories                                                (44,461)         (76,147)
       (Increase) decrease in other                                            (7,859)           2,545
       Increase in accounts payable and accrued expenses                      580,213          185,430
       Increase in deferred rent                                               13,760           21,676
                                                                          -----------    -------------

              Net cash used in operating activities                          (356,836)        (444,663)
                                                                          -----------    -------------
Cash flows from investing activities
    Purchases of property and equipment                                      (528,525)        (400,071)
    Other                                                                     (60,000)         (13,638)
                                                                          -----------    -------------

              Net cash used in investing activities                          (588,525)        (413,709)
                                                                          -----------    -------------
Cash flows from financing activities
    Stock issuance costs paid                                                (338,910)              --
    Proceeds from subordinated convertible notes                              188,300           75,000
    Proceeds from long-term debt                                                   --          473,482
    Repayments of long-term debt                                              (35,795)              --
    Proceeds from issuance of preferred stock                                 700,000               --
    Proceeds from issuance of common stock                                     10,015          384,836
    Payments under capital lease obligations                                   (2,397)              --
    Repayments to officers, net                                               (15,150)              --
    Proceeds from convertible debentures                                      800,000               --
                                                                          -----------    -------------

              Net cash provided by financing activities                     1,306,063          933,318
                                                                          -----------    -------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS                       360,702           74,946

Cash and cash equivalents (deficit) at beginning of year                        2,782          (72,164)
                                                                          -----------    -------------

Cash and cash equivalents at end of year                                  $   363,484    $       2,782
                                                                          ===========    =============


        The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Independence Brewing Company (the Company) is a regional producer of fresh, high-quality, preservative-free, craft brewed ales, lagers, porters and seasonal beers. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's third-party wholesale distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products.

    The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. The Company's operations may be subject to more restrictive regulations and increased taxation by federal, state and governmental agencies than are those of non-alcohol related businesses.

    1.  Basis of Financial Statement Presentation

    The accounting and reporting policies of the Company conform with generally accepted accounting principles and predominant practices within the brewing industry.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    2.  Supplemental Cash Flow Information

    Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Cash paid for income taxes for the years ended December 31, 1996 and 1995 was $-0- and $1,496, respectively. Cash paid for interest for the years ended December 31, 1996 and 1995 was $93,674 and $51,729, respectively.

    3.  Inventories

    Inventories, which consist principally of hops, bottles and packaging, are stated at the lower of cost or market determined on the first-in, first-out basis.

    4.  Concentrations of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. The Company sells primarily to independent beer and ale distributors primarily in the Mid-Atlantic area. Receivables arising from these sales are not collateralized; however; credit risk is minimized as a result of the diverse nature of the Company's customer base.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Additionally, the Company maintains cash balances in a financial institution in Philadelphia. These funds are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, uninsured amounts held at this financial institution totalled approximately $252,000.

    5.  Revenue Recognition

    The Company recognizes revenue when goods are shipped to its customers. The Company records bad debt expense at the time it is judged that an account receivable is uncollectible.

    6.  Depreciation and Amortization

    Equipment and leasehold improvements are carried at cost. Depreciation of equipment and amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets or the term, if less. Amortization of intangibles is provided by the straight-line method over periods ranging from three to five years.

    The Company adopted, effective January 1, 1996, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operations. The Company is required to adopt this new standard for the year ending December 31, 1997.

    7.  Advertising, Promotional and Selling Expenses

    Advertising, promotional and selling expenses are charged to expense during the period in which they are incurred. Total advertising, promotional and selling expenses for the years ended December 31, 1996 and 1995 were $158,015 and $93,039, respectively.

    8.  Income Taxes

    The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9.  Fair Value of Financial Instruments

    The Company adopted, effective January 1, 1995, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of cash and cash equivalents, accounts receivable and long-term debt. Based on the borrowing rates currently available to the Company, long-term debt approximates fair value at December 31, 1996 and 1995.

    10.  Related Party Transactions

    The Company has entered into numerous related party transactions involving indebtedness, including the guaranteeing of certain indebtedness. These transactions are described in notes E, F, G, J3, J4, M and N.

    11.  Loss Per Common Share

    Loss per common share was computed based on the weighted average number of common shares and common share equivalents outstanding during the year, as restated for the 100% stock dividend, effected in the form of a stock split, issued on January 5, 1996 to shareholders of record on December 6, 1995 (note K). Warrants were not considered because they are antidilutive. In connection with the Private Placements (note M), 1,038,188 shares issued have been treated as outstanding for all periods in calculating loss per common share because such shares were issued for consideration below the Public Offering price of $5.00 per share (note P). Fully dilutive loss per common share has not been presented because it was antidilutive.

    12.  Reclassification

    Certain 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.

NOTE B - INVENTORIES

    Inventories consist of the following:

                                              1996             1995
                                          ------------     ------------
       Raw materials                     $     11,513     $     10,661
       Work in process                         21,703            8,128
       Finished goods                          30,410           12,387
       Packaging                               71,190           59,179
                                          -----------      -----------

                                          $   134,816     $     90,355
                                          ===========     ============

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995




NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following:


                                                             Estimated useful lives              1996            1995
                                                             ----------------------          -----------      -----------

       Brewing equipment                                           5 to 20 years             $ 1,336,315      $   859,815
       Leasehold improvements                                      10 years                      193,681          156,906
       Transportation equipment                                    5 years                        15,250               --
                                                                                             -----------      -----------
                                                                                               1,545,246        1,016,721
         Less accumulated depreciation and amortization                                          149,371           60,128
                                                                                              ----------      -----------
                                                                                             $ 1,395,875      $   956,593
                                                                                             ===========      ===========


    Depreciation and amortization expense for the years ended December 31, 1996 and 1995 was $89,243 and $60,128, respectively.

NOTE D - DEFERRED CHARGES

    Deferred charges consist of the following:

                                                                                                 1996             1995
                                                                                             ------------    ------------
       Deferred interest (original issue discount)                                           $ 3,147,471     $      9,372
       Financing fees                                                                             71,221           11,221
       Organizational costs                                                                        2,417            2,417
                                                                                             -----------     ------------
                                                                                               3,221,109           23,010
          Less accumulated amortization                                                          239,178            1,737
                                                                                             -----------     ------------
                                                                                             $ 2,981,931     $     21,273
                                                                                             ===========     ============


NOTE E - SUBORDINATED CONVERTIBLE NOTES

    During December 1995, $75,000 was loaned to the Company from certain shareholders of the Company. These notes accrued interest at a rate of 10% per annum and were payable within one year of origination. These notes were convertible at maturity, at the discretion of the noteholders, into shares of Common Stock at $3.00 per share. As a condition to the extension of credit, the Company agreed to issue to the holders Common Stock valued at $3.00 per share in an amount equal to 12.5% of the principal amount borrowed on the date the obligation became due or the date of repayment of the principal and interest, whichever was earlier. Accordingly, the Company issued a total of 3,124 shares of Common Stock associated with these notes. These obligations are subordinated to the Company's long-term debt. A deferred interest charge of $3.00 per share was assigned to these shares and is being amortized over the terms of the notes to which they relate. At December 31, 1995, a deferred interest charge of $9,372 was recorded. No amortization was taken for the year ended December 31, 1995 due to the origination dates of the notes. Amortization expense for the year ended December 31, 1996 was $5,728.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE E - SUBORDINATED CONVERTIBLE NOTES - Continued

    In 1996, another $188,300 was loaned to the Company from certain shareholders and directors of the Company. These notes accrued interest at a rate of 10% per annum and were payable within one year of origination. These notes were convertible at maturity, at the discretion of the noteholders, into shares of Common Stock at $3.00 per share. As a condition to the extension of credit, the Company issued to the noteholders Common Stock valued at $3.00 per share in an amount equal to 12.5% of the respective notes. Accordingly, the Company has issued a total of 7,844 shares of Common Stock associated with these notes. In 1996, a deferred interest charge of $23,532, or $3.00 per share, was assigned to these shares and is being amortized over the terms of the notes to which they relate. These notes are subordinated to the Company's long-term debt. Amortization expense for the year ended December 31, 1996 was $9,468.

    On August 12, 1996, all of the foregoing notes, including accrued interest of $13,246, were converted into 92,182 shares of Common Stock. Additionally, aggregate unamortized deferred interest charges of $17,708 were written off as of August 12, 1996 (note K).

NOTE F - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                   1996             1995
                                                                               ------------     -----------

       Small Business Administration (SBA) Note (1)                            $   404,912      $   419,248
       Philadelphia Industrial Development Corporation (PIDC) Note (2)             212,849          234,308
                                                                               -----------      -----------
                                                                                   617,761          653,556
             Less current portion                                                  100,264           75,600
                                                                               -----------      -----------

                                                                               $   517,497      $   577,956
                                                                               ===========      ===========


(1) Principal of $6,092 is due monthly plus interest payable at the prime rate plus 2% (10.25% and 10.50% at December 31, 1996 and 1995, respectively). Interest expense for the years ended December 31, 1996 and 1995 was $43,369 and $42,392, respectively. The note is secured by substantially all of the Company's assets, an annuity and certificate of deposit, and personal guarantees of the Company's President.

(2) Principal and interest payments of $3,389 are due monthly. Interest is payable at 3.75%. Interest expense for the years ended December 31, 1996 and 1995 was $8,550 and $6,763, respectively. The note is secured by substantially all of the Company's assets and personal guarantees of the Company's President.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995




NOTE F - LONG-TERM DEBT - Continued

    Principal repayments due on long-term debt at December 31, 1996 are as follows:

       Year ended December 31,
       -----------------------

           1997                  $  100,264
           1998                     107,534
           1999                     108,941
           2000                     110,309
           2001                     111,728
           Thereafter                78,985
                                 ----------

                                 $  617,761
                                 ==========

NOTE G - ADVANCES TO (FROM) OFFICER

    Advances from the President totalled $-0- and $5,150 at December 31, 1996 and 1995, respectively. An additional $10,000 was advanced from the President during the year ended December 31, 1996, and the Company repaid all these advances during the same time period. These advances did not bear interest.

    Advances to the President totalled $10,000 at December 31, 1996. These advances bear interest at a rate equal to the prime rate (effective rate of 8.25% at December 31, 1996). These advances, including accrued interest, were paid subsequent to December 31, 1996.

NOTE H - CAPITAL LEASE OBLIGATIONS

    In May 1996, the Company entered into an equipment lease which qualified as a capital lease. Monthly payments totaled $302, with the lease expiring in November 1997. The related asset, with a cost of $9,640 and accumulated depreciation of $3,856 and $1,928 as of December 31, 1996 and 1995, respectively, is reflected on the balance sheet in brewing equipment. Depreciation is being provided over the estimated useful lives of the assets (three years) and totaled $1,928 for the years ended December 31, 1996 and 1995.

    Future minimum payments under the capital lease at December 31, 1996 are as follows:

       Year ended December 31,
       -----------------------

               1997                                 $4,026

             Less amount representing interest         204

       Present value of minimum lease payments      $3,822
                                                    ======

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995

NOTE I - INCOME TAXES

    The Company has incurred net operating losses for financial statement and income tax reporting purposes since inception. Accordingly, no provision for income taxes has been made for 1996 or 1995. Prior to December 1, 1995, the Company has an election in effect to be taxed as an S corporation for both federal and state income tax purposes. Therefore, income and expenses for the period from January 1, 1995 through November 30, 1995 were passed through to the shareholders.

    The Company's income tax provision can be reconciled to that determined by applying the statutory federal income tax rate of 34% to the pretax losses for 1996 and 1995 as follows:


                                                   1996           1995
                                                ----------     ----------

       Expected tax benefit at 34%              $(401,662)     $(220,423)
       Effect of S corporation status                  --        201,005
       Deferred tax valuation allowance           362,357             --
       Other                                       39,305         20,914
                                               ----------     ----------

       Income tax benefit provided              $      --      $   1,496
                                               ==========     ==========

    Deferred tax assets and liabilities reflected in other assets and liabilities are as follows:

                                                    1996           1995
                                                 ---------       --------

       Depreciation                               $(90,098)      $(22,644)
       Net operating loss carryovers               440,407         19,417
       Other                                        12,048          3,227
                                                  --------      ---------
                                                   362,357             --
       Valuation allowance                        (362,357)            --
                                                  --------      ---------

       Net deferred tax asset                    $      --      $      --
                                                 =========      =========

    In view of the Company's history of net operating losses, management has provided a valuation allowance for the full amount of the deferred tax asset at December 31, 1996.

    The Company has net operating loss carryover deductions of $1,351,894 expiring as follows:
                                                                 Amount
                 Year                                           expiring
                 ----                                          ----------
                 2010                                          $   57,110
                 2011                                           1,294,784
                                                               ----------

                                                               $1,351,894
                                                               ==========

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995

NOTE J - COMMITMENTS AND CONTINGENCIES

    1.  Operating Leases

    The Company has entered into noncancellable agreements for the purposes of renting its manufacturing facility and leasing certain office and manufacturing-related equipment. In connection with the lease on the manufacturing facility, the Company has the option to purchase the building beginning after the second year of the lease for terms, as defined therein. The following is a schedule by year of approximate future minimum payments for such agreements with terms in excess of one year:

       Year ended December 31,
       -----------------------

                1997                       $  69,000
                1998                          71,000
                1999                          73,000
                2000                          76,000
                2001                          81,000
                Thereafter                   304,000
                                           ---------

                                           $ 674,000
                                           =========

    The Company has entered into a sublease agreement for a portion of its rented manufacturing facility. This sublease is on a month-to-month basis and has provided approximately $9,300 and $8,000 of rental income for the years ended December 31, 1996 and 1995, respectively. Rent expense for the years ended December 31, 1996 and 1995 was $80,964 and $82,321, respectively.

    2.  Other

    In the normal course of business, the Company has been named as a defendant in certain lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

    3.  Employment Agreements

    On August 12, 1996, the Company entered into a three-year employment agreement with the President and Chief Executive Officer expiring on August 12, 1999. Compensation under this agreement is $50,000 per year, such salary to be increased to $100,000 upon closing of the Public Offering (note P), plus annual increases of not less than 10% of the prior year's salary for the first two years after the Public Offering and annual bonuses as determined by the Board. The agreement provides a covenant not to compete with the Company during the term of employment and for a two-year period after employment ends. Finally, if terminated for any reason, other than "cause," "disability" or "death," each as defined therein, the Company shall pay salary accrued through the date of termination and for two years thereafter.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

    Additionally, on August 12, 1996, the Company entered into an employment agreement with the Brewmaster expiring on December 31, 1999. Compensation under this agreement is $45,000 per year, plus annual increases and bonuses as determined by the Board. The agreement provides a covenant not to compete with the Company during the term of employment and for a two-year period after employment ends. Finally, if terminated for any reason, other than "cause," "disability" or "death," each as defined therein, the Company shall pay salary accrued through the date of termination and for two years thereafter.

    On March 19, 1997, the Company entered into an employment agreement with its Chief Operating Officer expiring on March 18, 2000, subject to termination by either party on each anniversary of the agreement. Compensation under this agreement is $75,000 per year, plus annual increases based upon the salary policies of the Company. He is also eligible for an annual bonus as determined by the Board. In addition, the Company has agreed to grant him options to purchase 75,000 shares of Common Stock pursuant to the Company's stock plan. The agreement provides a covenant not to compete with the Company during the term of his employment and for a two-year period after his employment with the Company terminates. In addition, if he is terminated for any reason other than "cause," as defined, "total disability," as defined, or his death, the Company must pay his salary as accrued through the date of termination and for one year thereafter.

    4.  Purchase Commitments

    The Company has entered into a purchase agreement to purchase new production equipment approximating $400,000. At December 31, 1995, the Company had paid $30,000 towards the commitment. During the third quarter of 1996, this equipment was purchased and the agreement was satisfied.

    5.  Trademarks Protection

    The Company has filed applications to register "1776" and "FranklinFest" with the United States Patent and Trademark office. Although the Company expects "1776" and "FranklinFest" to be registered in due course, there can be no assurance any such trademarks will be registered, or if registered, there can be no assurance that they will not be challenged at some later date. Independence Brewing Company of Florida, Inc. (Independence Florida), a corporation that is currently operating a brewpub in Ft. Laurderdale, Florida, utilizing the "Independence" name and logo and the name "Independence Brewery and Restaurant" (the Independence Marks), has filed federal trademark and service mark applications for "Independence Brewery and Restaurant" (the Applications). The Company has entered into an agreement with Independence Florida (the Florida Agreement) whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company, (ii) Independence Florida was granted a perpetual royalty-free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company will not operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995



NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

    The Company has entered into an exclusive license and purchase agreement with Moosehead Brewing Company (Moosehead) for use of Moosehead's registration for "The Taste of Independence" and its pending U.S. trademark application for the mark "Independence" for brewed alcoholic beverages (the Moosehead Marks). This agreement is for a two-year license for use of the Moosehead Marks in the United States whereby the Company will pay Moosehead $30,000 per year for such right and, upon termination of such two-year period, all rights to the use of "Independence" will be transferred to the Company for an additional payment of $30,000.

    The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product packaging, advertising and promotional design, and artwork are important to the Company's success, and such materials are considered protected by common law copyright.

    6.  Florida Agreement

    From April 1995 until January 1997, Robert W. Connor, Jr., President and Chief Executive Officer of the Company, was a director, officer and a shareholder of Independence Florida, a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the Independence Marks. In addition, Independence Florida has filed federal trademark and service mark applications for "Independence Brewery and Restaurant." The Company has entered into an agreement with Independence Florida (note J5). In addition, pursuant to Mr. Connor's employment agreement with the Company, Mr. Connor will offer to transfer his shares of Common Stock of Independence Florida to the Company if such transfer is permitted pursuant to an existing agreement among Independence Florida and its shareholders. If such shares are not transferred, the Company and Mr. Connor have agreed that the Company will receive any economic benefit from Mr. Connor's shares of Common Stock of Independence Florida, including dividends and sale proceeds in excess of Mr. Connor's original purchase price of such shares.

    All future transactions between the Company and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the non-employee members of the Board, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

NOTE K - SHAREHOLDERS' EQUITY

    During 1995, the Company sold 130,957 shares of its Common Stock priced at $2.75 or $3.00 per share through private offerings aggregating $384,836. In addition, the Company issued 6,000 shares of its Common Stock valued between $2.75 and $3.00 per share to individuals who provided services to the Company.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE K - SHAREHOLDERS' EQUITY - Continued

    On December 6, 1995, the Board of Directors declared a 100% stock dividend, effected in the form of a stock split, issued on January 5, 1996 for shareholders of record on December 6, 1995. As a result of this dividend, issued and outstanding shares increased from 581,707 to 1,163,414 in 1995 prior to the Company issuing certain convertible investor notes. Finally, 3,124 shares of Common Stock valued at $3.00 per share were issued to holders of the convertible investor notes discussed in note E.

    As a result of the Company's termination of its Subchapter S status on November 30, 1995, the Company has reclassified its previously undistributed accumulated Subchapter S Corporation losses of $573,184 to Common Stock.

    During the year ended December 31, 1996, the Company sold 2,332 shares of its Common Stock priced at $3.00 per share through private offerings aggregating $6,996. Additionally, 7,844 shares of Common Stock valued at $3.00 per share were issued to holders of the convertible investor notes discussed in note E.

    The Company, in connection with the Private Placements discussed in note M, amended and restated its Articles of Incorporation whereby the Company is authorized to issue 20,000,000 shares of capital stock, of which 19,000,000 shares are Common Stock, no par value; 500,000 shares are Series A preferred stock, par value $10.00 per share (Series A Preferred Stock); and 500,000 shares are Series B preferred stock, par value $10.00 per share (Series B Preferred Stock).

    Holders of outstanding shares of Series A Preferred Stock shall be entitled to receive cumulative cash dividends at a rate of $1.80 per share per annum. Holders of outstanding shares of Series B Preferred Stock shall be entitled to receive cumulative cash dividends at a rate of $1.40 per share per annum. Both the Series A Preferred Stock and Series B Preferred Stock contain mandatory redemption provisions whereby the Company shall redeem all outstanding shares on the five-year anniversary date of the date of issuance of such shares at $10.00 cash per share on the occurrence of certain events, as defined, together with an amount on each redemption date equal to the accrued and unpaid dividends on such shares to the redemption date. The Company redeemed the Series B Preferred Stock with a portion of the net proceeds from the Public Offering (notes P and Q).

NOTE L - CUSTOMER INFORMATION

    1.  Major Customers

    Two customers accounted for approximately 12% and 10% of the Company's sales during the year ended December 31, 1996. The same two customers accounted for approximately 21% and 22% of the Company's sales during the year ended December 31, 1995.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE L - CUSTOMER INFORMATION - Continued

    2.  Contract Brewing Arrangements

    The Company has entered into arrangements to provide contract brewing services to third parties which market and sell beer produced by the Company, but marketed by the third party under such party's own proprietary labels. Approximately 16% and 9% of the Company's revenues resulted from contract brewing in 1996 and 1995, respectively.

NOTE M - PRIVATE PLACEMENTS

    In anticipation of the closing of the financing transactions described below (the Private Placements), the Company was advanced $100,000 on each of May 6, 1996 and July 16, 1996, respectively, from Winfield Capital Corporation (Winfield). These notes accrued interest at a rate of 12.75% per annum and were due no later than August 15, 1996. The Company's President personally guaranteed each of the notes. The entire principal amount of each note was repaid in connection with the closing of the Private Placements, and the personal guarantees were released.

    On August 12, 1996, September 13, 1996 and September 20, 1996, the Company sold $800,000 of debentures convertible into shares of Series A Preferred Stock of the Company (the Debentures) to Winfield and certain shareholders of the Company (collectively, the Purchasers). To the extent that such shareholders did not so participate, Winfield agreed to act as "standby" purchaser for the entire $800,000 in Debentures being offered. The Debentures bear interest at a rate of 12.75% per annum, provided that if the Debentures are prepaid, as otherwise permitted, the Debentures will bear interest at a rate of 14% per annum from the date of issuance. The Debentures are due five years from date of issuance. The Company is obligated to make monthly principal payments aggregating $22,222 along with accrued interest, commencing 24 months after the sale of the Debentures. The Company repaid these Debentures with a portion of the net proceeds from the Public Offering (notes P and Q).

    In consideration of the purchase by the Purchasers of the Debentures, the Purchasers received warrants which entitled them to purchase 415,275 shares of Common Stock for the aggregate exercise price of $2,081 (the Series A Warrants). All of the Series A Warrants were exercised by the Purchasers on September 13, 1996 and September 20, 1996. A deferred interest charge of $3.00 per share, totalling $1,245,825, was assigned to these shares and is being amortized over the terms of the Debentures.

    In addition, in consideration of the purchase by Winfield of the Debentures, Winfield received (i) a warrant (the Preferred Warrant) that entitled Winfield to purchase 70,000 shares of Series B Preferred Stock of the Company, par value $10.00, exercisable immediately for an aggregate exercise price of $700,000 and (ii) a warrant (the Series C Warrant) that entitled Winfield to purchase 622,913 shares of Common Stock for the aggregate exercise price of $3,115. Winfield exercised the Preferred Warrant and the Series C Warrant on September 13, 1996. The Company redeemed all outstanding shares of Series B Preferred Stock upon the consummation of the Public Offering (notes P and Q), including dividends payable to date. A deferred charge of $3.00 per share, totalling $1,868,739, was assigned to these shares and is being amortized over the terms of the Series B Preferred Stock.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE M - PRIVATE PLACEMENTS - Continued

    In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow certain shareholders of the Company to participate in the purchase of the Debentures, Winfield received a warrant (the Series B Warrant) which entitles Winfield to purchase 3,500,000 shares of Common Stock of the Company at a price of $6.00 per share. The Series B Warrant is immediately exercisable and expires five years following the Company's initial public offering (notes P and Q).

    The holders of the shares of stock that were issued upon exercise of the Series A Warrants, the Series C Warrant and the holders of shares of Common Stock that were issued upon exercise of the holders of the Series B Warrant are entitled to certain rights with respect to the registration under the Securities Act, for resale to the public, of the shares of Common Stock underlying the Series A Warrants and the Series C Warrant and of the Series B Warrant, respectively. Winfield has agreed unconditionally that it will not offer to sell, pledge, contract or sell or otherwise attempt to transfer or dispose of any beneficial interest in any shares of Common Stock it received in connection with the Private Placements for a period of 36 months from the date of purchase.

NOTE N - RESCISSION OFFER

    During the period from June 25, 1994 through December 1, 1995, the Company offered for sale and sold to investors a total of 207,914 shares of the Company's Common Stock (the Original Shares). During the period from December 1995 through May 1996, the Company offered and sold to investors notes, convertible into shares of Common Stock at maturity in the aggregate principal amount of $263,300 (together with the Original Shares, the Rescission Securities). Because certain of the applicable provisions of federal and state securities laws relating to the registration of securities for offer and sale may not have been complied with in connection with the offer or sale of the Rescission Securities, the Company offered to repurchase the Rescission Securities for cash in an amount equal to the original purchase price plus interest from the date of purchase, less any dividends, interest payments or cash distributions in respect to the Rescission Securities. The Company received rescission acceptances from five shareholders whose investment totalled $24,750 for 18,000 shares of Common Stock. On September 27, 1996, the Company repurchased such shares of Common Stock for an aggregate purchase price, including interest, of $26,927. The Company subsequently sold 18,000 shares of Common Stock to four shareholders for an aggregate purchase price of $24,750. No underwriters were involved and no commissions were paid.

    The investors to which various notes were sold rejected the Rescission Offer, and on August 12, 1996, these investors converted these notes into Common Stock (note E).

NOTE O - STOCK OPTION PLAN

    The Company adopted a nonqualified stock option plan under which it may grant up to 300,000 shares of Common Stock. The Company may not grant any incentive stock options with a purchase price of less than fair market value of the Common Stock as of the date of the grant. Through December 31, 1996, the Company has not granted any options under the Plan.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE O - STOCK OPTION PLAN - Continued

     SFAS No. 123, Accounting for Stock-Based Compensation, a fair value-based method for valuing stock-based compensation that entities may use, measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock options are accounted for under APB Opinion No. 25. The Company had no options outstanding during 1996 or 1995.

NOTE P - PUBLIC OFFERING

    The Company closed a public offering on February 14, 1997 of 900,000 shares (the Shares) of Common Stock, no par value per share (the Common Stock) and 4,000,000 redeemable Common Stock purchase warrants (the Redeemable Warrants). The Shares and the Redeemable Warrants (collectively, the Securities) may be purchased separately and will be separately tradable immediately upon issuance. It is currently anticipated that the initial public offering prices of the Shares and the Redeemable Warrants will be $5.00 and $0.50, respectively. In anticipation of the public offering, the Company redeemed all its outstanding fractional shares for cash. Each Redeemable Warrant entitles the registered holder thereof to purchase one share of Common Stock at an exercise price of $6.00 subject to adjustment, commencing on the date of the Prospectus until 60 months from the date of the Prospectus at which time the Redeemable Warrants shall expire. The Redeemable Warrants are redeemable by the Company, with the consent of the underwriter, at any time commencing one year, after the offering, at a redemption price of $0.10 per Redeemable Warrant, provided that the average closing bid price of the Common Stock equals or exceeds $8.00 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. The net proceed received by the Company in connection with the public offering was approximately $5,636,000.

    The Company has granted to the underwriter a 45-day option to purchase up to an additional 135,000 shares of Common Stock and/or 600,000 Redeemable Warrants on the same terms and conditions as set forth above solely to cover overallotments. On February 12, 1997, the underwriter exercised its option to purchase 600,000 redeemable warrants. Proceeds to the Company amounted to approximately $260,000, net of approximately $40,000 of closing costs.

1. The underwriter of the public offering received a discount of 10% and a nonaccountable expense allowance equal to 3% of the gross proceeds of the public offering. The discount and expenses amounted to approximately $864,000. In addition, the Company sold to the underwriter, for nominal consideration, warrants to purchase 90,000 shares of Common Stock and 400,000 Redeemable Warrants (the Underwriter's Warrants). The Underwriter's Warrants are initially exercisable at a price of $6.00 per share of Common Stock and $0.60 per Redeemable Warrant for a period of four years commencing one year from the date of the Prospectus. The Redeemable Warrants underlying the Underwriter's Warrants are exercisable at a price of $7.50 per share of Common Stock.

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE Q - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following represents the unaudited pro forma, as adjusted balance sheet and statement of operations of the Company as if the Public Offering (note
    P) occurred on December 31, 1996. The pro forma, as adjusted condensed financial statements are unaudited and have been prepared using the historical financial statements of the Company, and are qualified entirely by reference to, and should be read in conjunction with, such historical financial statements. The pro forma, as adjusted financial statements are provided for informational and comparative purposes only. The pro forma, as adjusted financial statements do not purport to be indicative of the results of operations and financial position of the Company had such transactions in fact occurred on December 31, 1996 or during the periods presented or during any future period.

    The unaudited pro forma, as adjusted balance sheet as of December 31, 1996 is as follows:

                                                            Actual                                As adjusted
                                                         December 31,           Pro forma         December 31,
          ASSETS                                             1996              adjustments            1996
                                                         ------------       -----------------     -----------

      Current assets                                     $   525,426        $   259,724  (5)      $  4,641,785
                                                                              5,636,342  (1)
                                                                               (700,000) (2)
                                                                               (800,000) (3)
                                                                                (45,067) (2)(3)
                                                                               (234,640) (4)
      Equipment and leasehold improvements                 1,395,871                 --              1,395,871
      Other                                                3,346,747         (2,916,256) (2)(3)         35,725
                                                                                (55,856) (2)(3)
                                                                               (338,910) (4)
                                                         -----------                               -----------
                                                         $ 5,268,044                               $ 6,073,381
                                                         ===========                               ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities                                $   858,039        $   (45,067) (2)(3)    $   812,972
      Long-term debt                                       2,017,497           (700,000) (2)           517,497
                                                                               (800,000) (3)
      Other liabilities                                       35,436                -                   35,436
      Shareholders' equity                                 2,357,072          5,636,342  (1)         4,707,476
                                                                             (2,916,256) (2)(3)
                                                                                (55,856) (2)(3)
                                                                               (573,550) (4)
                                                                                259,724  (5)
                                                         -----------                               -----------
                                                         $ 5,268,044                              $  6,073,381
                                                         ===========                              ============


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1996 and 1995


NOTE Q - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - Continued

    The unaudited pro forma, as adjusted statement of operations for the year ended December 31, 1996 is as follows:

                                                                        Actual                                 As adjusted
                                                                     December 31,          Pro forma           December 31,
                                                                         1996             adjustments              1996
                                                                     ------------       ---------------        -----------

      Net sales                                                      $   506,960                               $   506,960
      Cost of goods sold                                                 801,482                                   801,482
                                                                     -----------                               -----------

          Gross loss                                                    (294,522)                                 (294,522)

      Advertising, promotional and selling expenses                      158,015                                   158,015
      General and administrative expenses                                413,004                                   413,004
      Interest expense                                                   377,551        $ 2,916,256  (2) (3)     3,349,663
                                                                                             55,856  (2) (3)

      Other income, net                                                   19,965                                    19,965
                                                                     -----------                               -----------

          NET LOSS                                                   $(1,223,127)                              $(4,195,239)
                                                                      ==========                               ===========

      Net loss per common share                                      $     (0.54)                              $     (1.33)
                                                                     ===========                               ===========

      Weighted average shares outstanding                              2,249,683                                 3,149,683
                                                                     ===========                               ===========

    Notes to the unaudited pro forma, as adjusted financial statements are as follows:

      (1) The sale of 900,000 shares of Common Stock and 4,000,000 Redeemable Warrants in connection with this offering at the initial public offering price of $5.00 and $0.50, respectively, net of underwriting discounts and commissions (note P).

      (2) Reflects the write-off of unamortized original issue discount of $1,757,127 and write-off of deferred financing costs of $26,328 as a result of the redemption of $700,000 of Series B Preferred Stock and accrued dividends of $38,150 (note M).

      (3) Reflects the write-off of unamortized original issue discount of $1,159,129 and write-off of deferred financing costs of $29,528 as a result of the repayment of $800,000 of convertible debentures and accrued interest of $6,197 (note M).

      (4)    Eliminations of deferred issuance costs.

      (5) Underwriter's exercising of its option to purchase 600,000 Redeemable Warrants at $0.50 per warrant, net of underwriting discounts and offering expenses.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                                   MANAGEMENT

Directors and Officers

     Set forth below is certain information regarding the Company's directors and executive officers:


           Name                      Age             Position
           ----                      ---             --------
Robert W. Connor, Jr..............   34    Chairman of the Board, President,
                                           Chief Executive Officer and Treasurer
William Moore.....................   40    Director, Brewmaster and Secretary
Wayne Anderson....................   48    Chief Operating Officer
Stefan Karnavas...................   34    Director
Michael R. Thompson...............   44    Director
Jacques de Saint Phalle...........   36    Director


     Robert W. Connor, Jr. Mr. Connor, founder of the Company, has been the Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since May 1994. From 1991 to 1994, Mr. Connor was an Investment Consultant with Pennsylvania Merchant Group Ltd. Mr. Connor was also the Vice President, Secretary and a member of the Board of Directors of Independence Florida from April 1995 until January 1997.

     William Moore. Mr. Moore has been the Company's Brewmaster and Secretary since May 1994. From 1990 to 1994, Mr. Moore was the head brewer for Stoudt's Brewery in Adamstown, Pennsylvania.

     Wayne Anderson. Mr. Anderson has been the Chief Operating Officer of the Company since March 1997. From April 1996 to December 1996, Mr. Anderson was the General Manager of Star Brewing Company in Portland, Oregon. From 1989 until 1996, Mr. Anderson was the General Manager of Bridgeport Brewing Company in Portland, Oregon.

     Stefan Karnavas. Mr. Karnavas has been a director of the Company since July 1996. Mr. Karnavas has been the Chief Financial Officer of the Cobblestone Golf Group, Inc. since April

1996. From 1990 to 1996, Mr. Karnavas was the Treasurer of Horizon Cellular Telephone Company.

     Michael R. Thompson. Mr. Thompson has been a director of the Company since December 1996. Since April 1991, Mr. Thompson has been employed by Turner Investments Partners, Inc. ("TIP") and is responsible for new business activities and client services. TIP provides investment management services primarily to institutional investors.

     Jacques de Saint Phalle. Mr. de Saint Phalle has been a director of the Company since December 1996. Since March 1996, Mr. de Saint Phalle has been employed by Bear Stearns & Co. as a Managing Director in its securities division. From 1993 to 1995, Mr. de Saint Phalle was employed by Bankers Trust New York Corporation as a Managing Director in its securities division. From 1989 to 1993, Mr. de Saint Phalle was employed by Citicorp as a Vice President in its securities division.

     Each member of the Board was elected to hold office for a period of one year and until his successor is elected and qualified or until such director's earlier death, resignation or removal. Directors will not receive any compensation for serving on the Board. The officers are elected by the Board and serve at the Board's discretion.

Item 10. Executive Compensation

Executive Compensation

     The following table sets forth the compensation paid to the Company's Chief Executive Officer for the year ended December 31, 1996 (the "Named Executive Officer"). No other executive officer of the Company received total annual salary and bonus in excess of $100,000 during the year ended December 31, 1996.

                           Summary Compensation Table


                                                        Annual Compensation
                                                       ----------------------
      Name and Principal Position                      Salary           Bonus
      ---------------------------                      ------          -----
Robert W. Connor, Jr.............................      $36,581            --
         Chairman of the Board, President,
         Chief Executive Officer and Treasurer

----------------------

(1) Mr. Connor has entered into an employment agreement which provided for certain increases in his annual salary. See "-- Employment Arrangements."

Employment Arrangements

     Mr. Connor entered into a three-year employment agreement (the "Connor Agreement") with the Company on August 12, 1996. Pursuant to the Connor Agreement, Mr. Connor serves as President and Chief Executive Officer of the Company and, as of the closing of the IPO, receives for his services a base salary of $100,000, plus annual increases of not less than 10% of the prior year's salary for the first two years after the IPO. Mr. Connor is also eligible for an annual bonus as determined by the Board. In addition, the Company has agreed to grant Mr. Connor options to purchase that number of shares of Common Stock pursuant to the Company's Stock Plan equal to 2.5% of the issued and outstanding shares of Common Stock as of August 12, 1996 (not including shares issuable pursuant to any warrants of the Company). The Connor Agreement provides that Mr. Connor is subject to a covenant not to compete with the Company during the term of his employment and for a two-year period after his employment with the Company terminates. If Mr. Connor is terminated for any reason other than "cause", "total disability", as defined therein, or the death of Mr. Connor, the Company must pay Mr. Connor his salary as accrued through the date of termination and for two years thereafter. "Cause" is generally defined as: (i) failure to fulfill his employment duties; (ii) breach of certain covenants in the Connor Agreement; (iii) commission of a felony or crime of moral turpitude, fraud or misrepresentation, whether or not related to the Company; (iv) any willful act injuring the Company; or (v) the breach of duty of loyalty to the Company. During the term of the Connor Agreement and at all times after his termination, Mr. Connor has agreed to retain in confidence and not otherwise use any confidential or proprietary information of the Company.

     Mr. Moore entered into an employment agreement (the "Moore Agreement") with the Company effective as of August 12, 1996 and terminating on December 31, 1999. Mr. Moore will serve as the Brewmaster of the Company and will receive a base salary of $45,000 per year, plus annual increases based upon the salary policies of the Company and Mr. Moore's contributions to the Company. Mr. Moore is also eligible for an annual bonus as determined by the Board. Mr. Moore is subject to a covenant not to compete with the Company during the term of his employment and for a two-year period after his employment with the Company terminates. In addition, if Mr. Moore is terminated for any reason other than "cause", as defined in the Moore Agreement, "total disability", as defined therein, or the death of Mr. Moore, the Company must pay Mr. Moore, or his heirs, his salary as accrued through the date of termination and for two years thereafter. "Cause" is generally defined as: (i) failure to fulfill his employment duties; (ii) breach of certain covenants in the Moore Agreement;
(iii) commission of a felony or crime of moral turpitude, fraud or misrepresentation, whether or not related to the Company; (iv) any willful act injuring the Company; or (v) the breach of duty of loyalty to the Company. During the term of the Moore Agreement and at all times after his termination, Mr. Moore has agreed to retain in confidence and not otherwise use any confidential or proprietary information of the Company.

     Mr. Anderson entered into an employment agreement (the "Anderson Agreement") with the Company effective as of March 19, 1997 and terminating on March 18, 2000, subject to termination by either party on each anniversary of the agreement upon 90 days prior notice. Mr. Anderson will serve as the Chief Operating Officer of the Company and will receive a base salary of $75,000 per year, plus annual increases based upon the salary policies of the Company and Mr. Anderson's contributions to the Company. Mr. Anderson is also eligible for an annual bonus as determined by the Board. In addition, the Company has agreed to grant Mr. Anderson options to purchase 75,000 shares of Common Stock pursuant to the Company's Stock Plan. Mr. Anderson is subject to a covenant not to compete with the Company during the term of his employment and for a two-year period after his employment with the Company terminates. In addition, if Mr. Anderson is terminated for any reason other than "cause", as defined in the Anderson Agreement, "total disability", as defined therein, or the death of Mr. Anderson, the Company must pay Mr. Anderson, or his heirs, his salary as accrued through the date of termination and for one year thereafter. "Cause" is generally defined as: (i) failure to fulfill his employment duties; (ii) breach of certain covenants in the Anderson Agreement; (iii) commission of a felony or crime of moral turpitude, fraud or misrepresentation, whether or not related to the Company; (iv) any willful act injuring the Company; or (v) the breach of duty of loyalty to the Company. During the term of the Anderson Agreement and at all times after his termination, Mr. Anderson has agreed to retain in confidence and not otherwise use any confidential or proprietary information of the Company.

Committees of the Board of Directors

     In January 1997, the Board formed an Audit Committee and a Compensation Committee. The Audit Committee will review the engagement of the independent accountants, will review and approve the scope of the annual audit undertaken by the independent accountants and will review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The members of the Audit Committee are Messrs. Karnavas, Thompson and de Saint Phalle. The Compensation Committee will review all salary and executive compensation issues for the Company's employees and directors. The members of the Compensation Committee are Messrs. Karnavas, Thompson and de Saint Phalle.

Stock Plan

     The Company has adopted the Independence Brewing Company Omnibus Stock Plan (the "Stock Plan") which provides for the grant of stock options to purchase up to an aggregate of 300,000 shares of the Common Stock, stock appreciation rights (including free-standing, tandem and limited stock appreciation rights) ("SARs"), restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing (collectively, "Awards"). Participation in the Stock Plan is open to all employees, directors and consultants of the Company (the "Participants"). The Company believes that the Stock Plan will promote the long-term growth and profitability of the Company by providing key people associated with the Company with incentives to improve shareholder value and to contribute to the growth and financial success of the Company. Moreover, the Company believes that the Stock Plan will enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.

     The Stock Plan will be administered by the Board, or in the alternative, a committee appointed by the Board whose members are deemed to be "Non-Employee Directors" as that term is defined in Rule 16b-3 under the Exchange Act of 1934 (the "Exchange Act") (such group administering the Stock Plan will be referred to as the "Committee"). The persons eligible to receive Awards under the Stock Plan are those Participants selected by the Committee in its discretion from time to time.

     All terms and conditions of Awards granted under the Stock Plan are determined by the Committee, including the selection of Participants to whom Awards will be granted, the types of Awards to be granted, the number of shares to be covered by or used for reference purposes for each Award, the exercise price or base price, respectively, of each stock option or SAR granted (price may not be less than 100% of the fair market value for incentive stock options ("ISOs"), the expiration date of each stock option and SAR granted (subject to a maximum of 10 years from the date of the grant), the vesting schedule and any other material provisions.

     In the event of any stock dividend, stock split, recapitalization, reclassification, combination of shares, or other similar event, appropriate proportional adjustments will be made in the number of shares reserved for issuance under the Stock Plan, the number, kind and price of shares covered by outstanding Awards, and any other matters which relate to Awards and which are affected by the changes set forth above. The Stock Plan also provides for the ability of the Committee to accelerate or change the exercise date of Awards, and provides discretion to the Committee to take whatever other actions it deems necessary or desirable with respect to all outstanding Awards upon the occurrence of a "Change of Control," as such term is defined in the Stock Plan. Stock options and SARs may not be exercised more than 10 years after the date of grant (five years after the date of grant with respect to an ISO granted to any person who owns stock of the Company possessing 10% or more of the total voting power of all the Company's stock) and Awards granted under the Stock Plan are not transferable other than by will or the laws of descent and distribution.

     The Committee has the discretion to award stock options to Participants as either ISOs (employees only) or as non-qualified stock options ("NQSOs"). Stock options awarded to Participants who are not employees are NQSOs. The exercise price of an ISO must be not less than the fair market value of the Common Stock on the date the option is granted (110% of fair market value with respect to an ISO granted to any person who owns stock of the Company possessing 10% or more of the total voting power of all the Company's stock), and is payable upon the exercise of the option. The exercise price of a NQSO may be less than the fair market value of the Common Stock on the date the option is granted. The number of shares covered by ISOs granted to any optionee is limited such that the aggregate fair market value of stock (determined as of the date of the grant) with respect to which ISOs are exercisable for the first time by such optionee in any calendar year shall not exceed $100,000. The excess ISOs, if any, will be treated as NQSOs.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock at March 24, 1997, including the effect of the exercise of any outstanding warrants, by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each director and the Named Executive Officer of the Company and (iii) all directors and the Named Executive Officer as a group.


                                               Number of             Percentage of
                 Name and Address of          Beneficially       Outstanding Shares of
                  Beneficial Owner              Owned(1)             Common Stock
                 -------------------          ------------       ---------------------
Robert W.  Connor, Jr......................      574,166                 17.9%
7510 McCallum Street
Philadelphia, PA 19118
Winfield Capital Corp.(2)..................    4,449,941                 66.3%
237 Mamaroneck Avenue
White Plains, NY 10605
William Moore..............................       50,000                  1.6%
274 Diamond Street
Pottstown, PA 19464
Stefan Karnavas............................       19,220                   *
Cobblestone Golf
5220 Fiore Terrace
Apartment M-304
San Diego, CA 92122
Michael R. Thompson........................       18,194                   *
1 Springton Pointe Drive
Newtown Square, PA 19073
Jacques de Saint Phalle....................       62,977                  2.0%
108 Fifth Avenue #4C
New York, NY 10011
All officers and directors as a group
(five persons).............................      724,557                 22.6%

---------------

*    Represents less than 1% of the outstanding shares of Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Includes 3,500,000 shares of Common Stock issuable upon the exercise of the Series B Warrant granted to Winfield, which is exercisable immediately at an exercise price of $6.00 per share. See "Certain Transactions -- Private Placements."


Item 12. Certain Relationships and Related Transactions

Private Placements

     In anticipation of the closing of the financing transactions described below (the "Private Placements"), the Company was advanced an aggregate of $200,000 on May 6, 1996 and July 16, 1996 from Winfield to fund short term operations. The Company's President and Chief Executive Officer, Mr. Robert W. Connor, Jr., personally guaranteed each of the notes. The entire principal amount of each note was repaid in connection with the closing of the Private Placements and the personal guarantees were released.

     To fund operations, on August 12, 1996, September 13, 1996 and September 20, 1996, the Company sold $800,000 of debentures convertible into shares of Series A Preferred Stock of the Company (the "Debentures") to Winfield and certain shareholders of the Company (collectively referred to as the "Purchasers"). To the extent that such shareholders did not so participate, Winfield agreed to act as "standby" purchaser for the entire $800,000 in Debentures being offered.

     In consideration of the purchase by the Purchasers of the Debentures, the Purchasers received warrants which entitled them to purchase 415,275 shares of Common Stock for the aggregate exercise price of $2,081 (the "Series A Warrants"). All of the Series A Warrants were exercised by the Purchasers on September 13, 1996 and September 20, 1996. The Company assigned a deferred interest charge of $3.00 per share totaling $1,245,825 to these shares and is amortizing it over the term of the Debentures.

     In addition, in consideration of the purchase by Winfield of the Debentures, Winfield received (i) a warrant (the "Preferred Warrant ") that entitled Winfield to purchase 70,000 shares of Series B Preferred Stock of the Company, par value $10.00 (the "Series B Preferred Stock"), exercisable immediately for an aggregate exercise price of $700,000 and (ii) a warrant (the "Series C Warrant") that entitled Winfield to purchase 622,913 shares of Common Stock for the aggregate exercise price of $3,115. Winfield exercised the Preferred Warrant and the Series C Warrant on September 13, 1996. The Company assigned a deferred interest charge of $3.00 per share, totaling $1,868,739, to these shares and is amortizing it over the term of the Series B Preferred Stock. The Company redeemed all outstanding shares of Series B Preferred Stock upon the consummation of the IPO. Holders of the Series B Preferred Stock were entitled to receive dividends at the rate of $1.40 per share per year.

     In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow certain shareholders of the Company to participate in the purchase of the Debentures, Winfield received a warrant (the "Series B Warrant") which entitles Winfield to purchase 3.5 million shares of Common Stock of the

Company at a price of $6.00 per share. The Series B Warrant is immediately exercisable and expires five years following the IPO.

     The holders of the shares of Common Stock that were issued upon exercise of the Series A Warrants, the holders of the shares of Common Stock that were issued upon exercise of the Series C Warrant and the holders of the Series B Warrant are entitled to certain rights with respect to the registration under the Securities Act, for resale to the public, of (i) the shares of Common Stock that were issued upon exercise of the Series A Warrants and the Series C Warrant and (ii) the Series B Warrant, respectively.

     The Company received approximately $1,310,000 of net proceeds from the sale of the Debentures and the Series B Preferred Stock after accounting for a $15,000 processing fee and a $45,000 commitment fee paid to Winfield and approximately $130,000 in professional fees and expenses. Such net proceeds, a substantial amount of which has already been expended, were allocated, in approximate amounts, as follows: (i) working capital ($755,000); (ii) new bottling line deposit ($55,000); (iii) marketing and sales ($200,000); (iv) trademark and patent expenses ($100,000); (v) kegs and keg equipment ($75,000);
(vi) brewery improvements ($50,000); (vii) packaging materials ($40,000); and
(viii) point of sales equipment ($35,000). The foregoing are estimated allocations of such proceeds from which the actual use may differ. The Company repaid the Debentures with a portion of the net proceeds from the IPO.

     In connection with the issuance and anticipated repayment of the Debentures and the Series B Preferred Stock, the Company will write off (i) unamortized original issue discount of $1,159,129 and $1,757,127, respectively, and (ii) deferred financing costs of approximately $29,528 and $26,328, respectively.

     Winfield has agreed unconditionally that it will not sell, offer to sell, pledge, contract to sell or otherwise attempt to transfer or dispose of any beneficial interest in any equity or derivative securities it received in connection with the Private Placements for so long as requested by Nasdaq, not to exceed a period of thirty-six (36) months from the date of purchase.

     In addition, Mr. Connor has agreed to vote in favor of the election of one nominee for the Board of Directors of the Company selected by Winfield, as long as Winfield owns greater than 10% of the outstanding Common Stock.

Guaranties

     On January 18, 1995, the Company borrowed $430,000 pursuant to the SBA Loan. The SBA Loan is evidenced by a promissory note bearing interest at the prime rate plus 2% (effective rate of 10.25% at September 30, 1996). Principal and interest are payable monthly through January 18, 2002 when all unpaid interest and principal are due in full. Robert W. Connor, Jr. personally guaranteed the SBA Loan.

     On February 1, 1995, the Company borrowed $250,000 pursuant to a Philadelphia Industrial Development Corporation loan. The loan is evidenced by a promissory note bearing annual interest at 3.75%. Principal and interest are payable monthly through July 1, 2002. Robert W. Connor, Jr. personally guaranteed this loan.

Florida Agreement

     From April 1995 until January 1997, Robert W. Connor, Jr., President and Chief Executive Officer of the Company, was a director, officer and a shareholder of Independence Florida, a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the Independence Marks. In addition, Independence Florida has filed federal trademark and service mark applications for "Independence Brewery and Restaurant." The Company has entered into an agreement with Independence Florida whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company, (ii) Independence Florida was granted a perpetual royalty free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company agreed not to operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida. In addition, pursuant to Mr. Connor's employment agreement with the Company, Mr. Connor will offer to transfer his shares of common stock of Independence Florida to the Company if such transfer is permitted pursuant to an existing agreement among Independence Florida and its shareholders. If such shares are not transferred, the Company and Mr. Connor have agreed that the Company will receive any economic benefit from Mr. Connor's shares of common stock of Independence Florida, including dividends and sale proceeds in excess of Mr. Connor's original purchase price of such shares.

     All future transactions between the Company and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the non-employee members of the Board, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Subordinated Convertible Notes

     During December 1995, $75,000 was loaned to the Company from certain shareholders of the Company. These notes accrued interest at a rate of 10% per annum and were payable within one year of issuance. These notes were convertible at maturity, at the discretion of the noteholders, into shares of Common Stock at $3.00 per share. As a condition to the extension of credit, the Company agreed to issue to each holder a number of shares of Common Stock equal to 12.5% of the principal amount of such holder's loan. Accordingly, the Company issued a total of 3,124 shares of Common Stock associated with these notes. These notes were subordinated to the Company's long-term debt.

     In December 1995 and February, March and May 1996 an aggregate of $188,300 was loaned to the Company from certain shareholders and directors of the Company. These notes accrued interest at a rate of 10% per annum and were payable within one year of issuance. These notes were convertible at maturity, at the discretion of the noteholders, into shares of Common Stock at $3.00 per share. As a condition to the extension of credit, the Company agreed to issue to each holder a number of shares of Common Stock equal to 12.5% of the principal amount of such holder's loan. Accordingly, the Company issued a total of 7,844 shares of Common Stock associated with these notes. These notes were subordinated to the Company's long-term debt.

     On August 12, 1996, the outstanding principal amount of the foregoing notes, including accrued interest of $13,246, was converted into 92,182 shares of Common Stock.

     The Company believes that all prior transactions between the Company, its officers, directors or other affiliates of the Company have been on terms no less favorable than could have been obtained from unaffiliated third parties. Any future transactions with officers, directors, 5% stockholders or affiliates will be for valid business reasons, be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, and be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transaction.

Item 13. Exhibits, List and Reports on Form 8-K

(a)  Exhibit No.                      Description
     -----------                      -----------

        3.1 Amended and Restated Articles of Incorporation of Independence Brewing Company.*

        3.2         Amended and Restated By-Laws of Independence Brewing
                    Company.*

        4.1         Specimen Common Stock Certificate.*

        4.2         Form of Warrant Certificate (included in Exhibit 4.3).*

        4.3 Form of Warrant Agreement between Independence Brewing Company and Continental Stock Transfer & Trust Company.*

        4.4 Form of Underwriter's Warrant Agreement between Independence Brewing Company and A.S. Goldmen & Co., Inc.*

        10.1 Amended and Restated Independence Brewing Company Omnibus Stock Plan.*

        10.2 Promissory Note made by Independence Brewing Company in favor of Winfield Capital Corp., dated as of May 9, 1996.*

     Exhibit No.                      Description
     -----------                      -----------

        10.3 Allonge to Promissory Note dated May 9, 1996 by and among Independence Brewing Company, Winfield Capital Corp. and Robert
               W. Connor, Jr., dated as of August 12, 1996.*

        10.4 Promissory Note made by Independence Brewing Company in favor of Winfield Capital Corp., dated as of July 16, 1996.*

        10.5 Allonge to Promissory Note dated July 16, 1996 by and among Independence Brewing Company, Winfield Capital Corp. and Robert
               W. Connor, Jr., dated as of August 12, 1996.*

        10.6 Securities Purchase Agreement, dated as of August 12, 1996, by and among Independence Brewing Company, Robert W. Connor, Jr., individually and Winfield Capital Corp. and the additional investors who executed a counterpart to this Securities Purchase Agreement.*

        10.7 Convertible Debenture made by Independence Brewing Company in favor of Winfield Capital Corp., dated August 12, 1996 (identical Convertible Debentures, except as to the payee of the debentures, the date of the debentures and the principal amount thereto, were entered into with Winfield Capital Corp. dated September 13, 1996 for $180,000; Donaldson, Lufkin & Jenrette Securities Corporation (TIN 13-2741729) Custodian F/B/O Matthew Giufrida Account No. 4cc 713989-1 dated September 20, 1996 for $50,000; Jacques de Saint Phalle dated September 20, 1996 for $25,000; Leo J. Nolan dated September 20, 1996 for $25,000; Michael Thompson dated September 20, 1996 for $20,000; Robert W. Connor, Sr. dated September 20, 1996 for $20,000; Louis Schwartz dated September 20, 1996 for $20,000 and Thaddeus Nowinski dated September 20, 1996 for $10,000).*

        10.8 Series B Preferred Stock Warrant, dated August 12, 1996, to purchase 70,000 shares of Series B Preferred Stock of Independence Brewing Company granted to Winfield Capital Corp.*

        10.9 Series A Warrant, dated August 12, 1996, to purchase 233,592 shares of Common Stock of Independence Brewing Company granted to Winfield Capital Corp. (identical Series A Warrants, except as to the grantee of the warrants, the date of the warrants and the number of shares of Common Stock subject thereto, were entered into with Winfield Capital Corp. dated September 13, 1996 for 93,531 shares of Common Stock; Donaldson, Lufkin & Jenrette Securities

     Exhibit No.                      Description
     -----------                      -----------

               Corporation (TIN 13-2741729) Custodian F/B/O Matthew Giufrida Account No. 4cc 713989-1 dated September 20, 1996 for 25,955 shares of Common Stock; Jacques de Saint Phalle dated September 20, 1996 for 12,977.5 shares of Common Stock; Leo J. Nolan dated September 20, 1996 for 12,977.5 shares of Common Stock; Michael Thompson dated September 20, 1996 for 10,382 shares of Common Stock; Robert W. Connor, Sr. dated September 20, 1996 for 10,382 shares of Common Stock; Louis Schwartz dated September 20, 1996 for 10,382 shares of Common Stock and Thaddeus Nowinski dated September 20, 1996 for 5,191 shares of Common Stock).*

        10.10 Warrant, dated August 12, 1996, to purchase 3,500,000 shares of Common Stock of Independence Brewing Company granted to Winfield Capital Corp.*

        10.11 Series C Warrant, dated August 12, 1996, to purchase 622,912 shares of Common Stock of Independence Brewing Company granted to Winfield Capital Corporation.*

        10.12 Lease Agreement made the 11th of November, 1994, by and between Alan R. Sizmur and Angeles Sizmur, Husband and Wife, and Independence Brewing Company.*

        10.13 Addendum to the Lease Agreement by and between Alan R. Sizmur and Angeles Sizmur, husband and wife, and Independence Brewing Company.*

        10.14 Employment Agreement, dated as of August 12, 1996, between Independence Brewing Company and Robert W. Connor, Jr.*

        10.15 Employment Agreement, dated as of August 12, 1996, between Independence Brewing Company and William Moore.*

        10.16 Agreement among Independence Brewing Company, Independence Brewing Company of Florida, Inc. and Robert W. Connor, Jr.*

        10.17 Form of License Agreement between Independence Brewing Company and Moosehead Brewing Company.*

        10.18 Registration Rights Agreement, dated as of August 12, 1996, by and between Independence Brewing Company and the investors listed on Schedule A thereto.*

      Exhibit No.                      Description
      -----------                      -----------

        10.19 Registration Rights Agreement, dated as of August 12, 1996, by and between Independence Brewing Company and Winfield Capital Corp.*

        10.20 Registration Rights Agreement (Series C Warrants), dated as of August 12, 1996, by and between Independence Brewing Company and Winfield Capital Corp.*

        10.21 Independence Brewing Company Brewing Agreement, dated as of November 28, 1995, by and between Independence Brewing Company and Hunterdon Brewing Company.*

        10.22 Employment Agreement, dated as of March 19, 1997, between Independence Brewing Company and Wayne Anderson.

        11.1   Statement re: Computation of Per Share Earnings.

        27.1   Financial Data Schedule for year ended December 31, 1996.

-------------

*    Included in the Company's Registration Statement on Form SB-2.


(b)  Reports filed on Form 8-K during the last quarter of fiscal 1996:

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               INDEPENDENCE BREWING COMPANY


                                By: /s/ Robert W. Connor, Jr.
                                    ------------------------------
                                    Name: Robert W. Connor, Jr.
                                    Title: President and Chief Executive Officer


Date: March 31, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Robert W. Connor, Jr.           Chairman of the Board,  President           March 31, 1997
-----------------------------       and Chief Executive Officer
Robert W. Connor, Jr.               (principal financial officer and
                                    principal accounting officer)


/s/ Stefan Karnavas                 Director                                    March 31, 1997
-----------------------------
Stefan Karnavas


/s/ William Moore                   Director                                    March 31, 1997
-----------------------------
William Moore


                                    Director
-----------------------------
Michael R. Thompson


/s/ Jacques de Saint Phalle         Director                                    March 31, 1997
-----------------------------
Jacques de Saint Phalle
