Form 10QSB
period 1997-03-31
INDEPENDENCE BREWING CO
filed 1997-05-15
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED   March 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .


Commission file number 0-28898


                          Independence Brewing Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                           23-2763840
        ------------                                           ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)



             1000 East Comly Street, Philadelphia Pennsylvania 19149
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (215) 537-2337
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  |X|   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 14, 1997, 3,207,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX



                                                                       Page No.
                                                                       --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet at December 31, 1997 and
              March 31, 1996 (unaudited)                                   3

           Statements of Operations for the Three Months Ended
              March 31, 1997 and 1996 (unaudited)                          4

           Statements of Changes in Shareholders Equity for the Three
              Months Ended March 31, 1997 (unaudited) and the
              Year Ended December 31, 1996                                 5

           Statements of Cash Flows for the Three Months Ended
              March 31, 1997 and 1996 (unaudited)                          6


           Notes to Financial Statements                                   7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                 12

              FINANCIAL STATEMENTS AND REPORT OF
           INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                 INDEPENDENCE BREWING COMPANY

             March 31, 1997 and December 31, 1996

                          Independence Brewing Company

                                 BALANCE SHEETS

                                                                      March 31,       December 31,
                                                                        1997             1996
                                                                        ----             ----
                                                                     (unaudited)
         ASSETS
         ------

Current assets
    Cash and cash equivalents                                        $ 3,284,780       $   363,484
    Accounts receivable                                                   19,193            17,126
    Inventories                                                          128,253           134,816
    Advances to officer                                                     --              10,000
                                                                     -----------       -----------
          Total current assets                                         3,432,226           525,426

Equipment and leasehold improvements, net                              1,725,511         1,395,875
Deferred charges                                                          94,994         2,981,931
Deferred stock issuance costs                                               --             338,910
Other                                                                     16,318            25,902
                                                                     -----------       -----------
                                                                     $ 5,269,049       $ 5,268,044
                                                                     ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities
    Current portion of long-term debt                                $    74,748       $   100,264
    Current portion of capital lease obligations                           4,026             4,026
    Accounts payable and accrued expenses                                373,920           753,749
                                                                     -----------       -----------
          Total current liabilities                                      452,694           858,039

Long-term liabilities
    Deferred rent                                                         37,462            35,436
    Convertible debentures                                                  --             800,000
    Long-term debt                                                       522,632           517,497
                                                                     -----------       -----------
          Total liabilities                                            1,012,788         2,210,972
                                                                     -----------       -----------

Series A preferred stock, $10.00 par value - authorized,
    500,000 shares;  no shares issued and outstanding                       --                --
                                                                     -----------       -----------
Series B preferred stock, $10.00 par value - authorized,
    500,000 shares; issued and outstanding, 70,000 shares                   --             700,000
                                                                     -----------       -----------
Shareholders' equity
    Common stock, no par value - authorized, 19,000,000
       shares; issued and outstanding, 3,207,078 and
       2,307,078 shares in 1997 and 1996, respectively                 8,980,413         3,691,428
    Accumulated deficit                                               (4,724,152)       (1,334,356)
                                                                     -----------       -----------
          Total shareholders' equity                                   4,256,261         2,357,072
                                                                     -----------       -----------
                                                                     $ 5,269,049       $ 5,268,044
                                                                     ===========       ===========

The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS

                                                       Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      1997             1996
                                                      ----             ----
                                                          (unaudited)

Sales                                             $   101,551       $    79,429

Less excise taxes                                       7,297             4,085
                                                  -----------       -----------

          Net sales                                    94,254            75,344

Cost of goods sold                                    259,896           208,592
                                                  -----------       -----------

          Gross loss                                 (165,642)         (133,248)
                                                  -----------       -----------

Advertising, promotional and selling expenses          42,296            12,825
General and administrative expenses                   237,441            65,099
                                                  -----------       -----------
                                                      279,737            77,924
                                                  -----------       -----------

          Operating loss                             (445,379)         (211,172)
                                                  -----------       -----------

Other income (expense)
    Interest expense                               (2,957,814)          (16,139)
    Other income, net                                  13,397            13,973
                                                  -----------       -----------
                                                   (2,944,417)           (2,166)
                                                  -----------       -----------

          Loss before income taxes                 (3,389,796)         (213,338)

Income taxes                                             --                --
                                                  -----------       -----------

          NET LOSS                                $(3,389,796)      $  (213,338)
                                                  ===========       ===========

Per share data
    Net loss per common share                     $     (1.23)      $     (0.18)
                                                  ===========       ===========

    Weighted average shares outstanding             2,762,922         1,173,139
                                                  ===========       ===========




The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              Three Months ended March 31, 1997 (unaudited) and the
                          year ended December 31, 1996




                                                   Common stock
                                                ------------------                                Total
                                              Number of                      Accumulated       shareholders'
                                               shares         Amount             deficit          equity
                                               ------         ------             -------          ------
Balance at January 1, 1996                   1,166,538          266,768         (111,229)          115,539


Issuance of common stock                     1,140,540        3,424,660             --           3,424,660


Net loss for the year ended
    December 31, 1996                             --               --         (1,223,127)       (1,223,127)
                                           -----------      -----------      -----------       -----------


Balance at December 31, 1996                 2,307,078        3,691,428       (1,334,356)        2,357,072


Issuance of common stock (unaudited)           900,000        5,288,985             --           5,288,985


Net loss for the three months ended
    March 31, 1997 (unaudited)                    --               --         (3,389,796)       (3,389,796)
                                           -----------      -----------      -----------       -----------


Balance at March 31, 1997 (unaudited)      $ 3,207,078      $ 8,980,413      $(4,724,152)      $ 4,256,261
                                           ===========      ===========      ===========       ===========

The accompanying notes are an integral part of this statement.

                          Independence Brewing Company

                            STATEMENTS OF CASH FLOWS


                                                                           Three Months ended
                                                                                March 31,
                                                                         ------------------------
                                                                         1997                1996
                                                                         ----                ----
                                                                               (unaudited)
Cash flows from operating activities
    Net loss                                                          $(3,389,796)      $(213,338)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Depreciation and amortization                                       26,190          15,000
       Amortization of original issue discount                          2,976,937            --
       Increase (decrease) in accounts receivable                          (2,067)          4,270
       Increase (decrease) in inventories                                   6,563         (23,645)
       Decrease (increase) in other                                       360,520           2,270
       Increase in accounts payable,
          accrued expenses and other                                     (389,830)         94,363
                                                                      -----------       ---------

              Net cash used in operating
                  activities                                             (411,483)       (121,080)
                                                                      -----------       ---------

Cash flows from investing activities
    Purchases of property and equipment                                  (355,826)        (43,101)
    Other                                                                 (90,000)           --
                                                                      -----------       ---------

              Net cash used in investing
                  activities                                             (445,826)        (43,101)
                                                                      -----------       ---------

Cash flows from financing activities
    Proceeds from subordinated convertible notes                             --           180,000
    Repayments of long-term debt                                          (20,380)         (3,585)
    Redemption of preferred stock                                        (700,000)           --
    Proceeds from issuance of common stock                              5,288,985            --
    Advances from (repayments to) officers, net                            10,000            --
    Repayments of convertible debentures                                 (800,000)           --
                                                                      -----------       ---------

              Net cash provided by financing
                  activities                                            3,778,605         176,415
                                                                      -----------       ---------

              NET INCREASE IN CASH AND CASH
                  EQUIVALENTS                                           2,921,296          12,234

Cash and cash equivalents at
    beginning of period                                                   363,484           2,782
                                                                      -----------       ---------

Cash and cash equivalents at
    end of period                                                     $ 3,284,780       $  15,016
                                                                      ===========       =========

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

    1.  Interim Financial Information

    The financial statements of the Company as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future period.

    2.  Loss Per Common Share

    Loss per common share was computed based on the weighted average number of common shares and common share equivalents outstanding during the year, as restated for the 100% stock dividend, effected in the form of a stock split, issued on January 5, 1996 for shareholders of record on December 6, 1995. Warrants were not considered because they are antidilutive. In connection with certain Private Placements, 1,038,188 shares issued have been treated as outstanding for all periods in calculating loss per common share because such shares were issued for consideration below the Public Offering price of $5.00 per share. Fully dilutive loss per common share has not been presented because it was antidilutive.

    The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosures of earnings per share in the financial statements.


NOTE B - INVENTORIES

    Inventories consist of the following:

                                           March 31,         December 31,
                                             1997                1996
                                          ---------          -----------
                                         (unaudited)

       Raw materials                      $ 28,200            $ 11,513
       Work in process                      22,666              21,703
       Finished goods                       21,367              30,410
       Packaging                            56,020              71,190
                                          --------            --------
                                          $128,253            $134,816
                                          ========            ========

NOTE C - SHAREHOLDERS' EQUITY

    The Company received approximately $5,289,000 of proceeds, net of underwriting discounts and underwriting expenses from the sale 900,000 shares of Common Stock, no par value per share and 4,000,000 Redeemable Common Stock Purchase Warrants (Redeemable Warrants). The initial public offering prices of the Common Stock and the Redeemable Warrants was $5.00 and $0.50, respectively. Additionally, the Company sold 600,000 Redeemable Warrants on the same terms and conditions as set forth above solely to cover overallotments.

    The Company has also agreed to sell to the underwriter, for nominal consideration, warrants to purchase 90,000 shares of Common Stock and 400,000 Redeemable Warrants. The Underwriter's Warrants are initially exercisable at a price of $6.00 per share of Common Stock and $0.60 per Redeemable Warrant for a period of four years commencing one year from the date of this Prospectus. The Redeemable Warrants underlying the Underwriter's Warrants are exercisable at a price of $7.50 per share of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Sales. Gross sales increased from $79,429 in the first three months of 1996 to $101,551 for the same period in 1997. This revenue increase reflected an increase in sales volume from 497 barrels in the first three months of 1996 to 742 barrels for the same period in 1997. In addition, this increase reflected an expansion of the Company's third party wholesale distribution network from 13 distributors at March 31, 1996 to 17 distributors at March 31, 1997.

         Excise taxes. Excise taxes increased from $4,085 in the first three months of 1996 to $7,297 for the same period in 1997, reflecting the increased level of sales volume on which federal and certain local excise taxes are paid. Excise taxes as a percentage of sales increased from approximately 5% in the first three months of 1996 to approximately 7% for the same period in 1997. The Company pays federal and certain local excise taxes on sales volume. However, in certain jurisdictions local excise taxes are paid by the third party distributor rather than the brewer. The increase in excise taxes as a percentage of sales is primarily due to increased sales to such jurisdictions in the first three months of 1996 as compared to the same period in 1997.

         Cost of goods sold. Cost of goods sold increased from $208,592 in the first three months in 1996 to $259,896 in the same period in 1997. Cost of goods sold as a percentage of sales declined from approximately 263% in the first three months of 1996 to 256% for the same period in 1997, primarily due to increased sales which reduced per barrel fixed and semi-variable costs associated with operating the brewery. This increase in cost of goods sold was due primarily to increases in repairs and maintenance, depreciation, and production salaries. The Company incurred increased maintenance costs in the first quarter of 1997 associated with an increase production improvements. The Company installed its new bottling line in the first quarter of 1997. The Company experienced increased depreciation cost in connection with this new bottling equipment. In addition, the increase in production salaries reflects an increase in experience brewery personnel in the first three months of 1997.

         Advertising, promotional and selling expenses. Advertising, promotional and selling expenses increased from $12,825 in the first three months of 1996 to $42,296 for the same period in 1997. Advertising, promotional and selling expenses as a percentage of sales increased from approximately 16% for the first three months of 1996 to approximately 42% for the same period in 1997. This was primarily due to a significant increase in advertising costs for publications, merchandising, and direct mail campaigns which accompanied the Company's increased production.

         General and administrative expenses. General and administrative expenses increased from $65,099 in the first three months of 1996 to $237,441 for the same period in 1997. General and administrative expenses as a percentage of sales increased from approximately 82% in the first three months of 1996 to approximately 234% for the same period in 1997. The increases were primarily due to increased amortization and salary costs. Amortization increased as a result of a direct write-off of $60,000 of finance fees. In addition, the Company incurred increased salary expenses in connection with the addition of a Chief Operating Officer and additional management personnel.

         Interest expense. Interest expense increased from $16,139 for the first three months of 1996 to $2,957,814 for the same period in 1997. Interest expense as a percentage of sales increased from approximately 20% in the first three of 1997 to 2,913% for the same period in 1997. This increase was due substantially to the one-time write-off of unamortized original issue discount and financing costs aggregating approximately $2,916,256 (or $1.06 per share) in connection with the repayment of the Company's debentures and series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred in both periods is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Notes") .

         Other Income, net. Other income, net declined slightly from $13,973 in the first three months of 1996 to $13,397 for the same period in 1997. Other income, net as a percentage of sales decreased from approximately 18% in the first three months of 1997 to approximately 13% for the same period in 1997.


Liquidity and Capital Resources

         To date, the Company has funded its operations and capital requirements through the issuance of Common Stock, the SBA Loan, the PIDC Notes, the issuance of certain subordinated convertible notes in 1995 and during 1996. In February 1997, the Company completed its initial public offering. The Company received approximately $5,289,000 of proceeds, net of underwriting discounts and underwriting expenses (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriter's overallotment option and after deducting the Underwriter's discount and offering expenses) from the initial public offering. Net cash used in operating activities in 1996 and 1997 during the three months ended March 31 was $121,080 and $411,483 respectively. The increase was primarily due to a significant increase of net operating loss and decline in accounts payable which was only partially offset by the write-off of the original issue discount discussed above.

         Net cash used in investing activities in 1996 and 1997 during the three months ended March 31 was $43,101 and $445,826 respectively. The increase was due to the purchase of bottling equipment and trademark costs.

         Net cash provided by financing activities in 1996 and 1997 for the three months ended March 31 were $176,415 and $3,778,605, respectively. The increase reflects the receipt of the net proceeds from the initial public offering.

         The Company had cash and cash equivalents at March 31, 1996 and March 31, 1997 of $363,484 and $3,284,780, respectively. The Company believes that the net proceeds of the initial public offering will be sufficient to meet short-term liquidity needs. The Company may also seek other long term financing. No assurance can be given that such long term financing will be obtained on commercially reasonable terms or at all.

Forward Looking Statements

         The matters discussed in this Form 10-QSB that are forward looking statements, relate to future events or the future financial performance of the Company are based on current management expectations that involve risks and uncertainties. Such statements are only predictions and actual events or performance may differ materially from the events or performance expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microbreweries; the potential decline in the level of demand for the Company's products; the commencement of brewpub operations by the Company and the inherent risks associated therewith; risk of third party claims concerning the Company's intellectual property; loss of key personnel, distributors or suppliers; limited product line; sales fluctuations due to seasonality; continued competitive and pricing pressures in the industry; product supply shortages; legal proceedings; and capital and financing availability.


Inflation and Seasonality

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

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders.

         By written consent of the Company's shareholders effective February 7, 1997, the Company's shareholders resolved:

         1. To amend the Corporation's Omnibus Stock Plan to increase the number of options available thereunder to 300,000 shares and to amend the definition of "Non-employee directors" to conform with the Securities Exchange Act of 1934, as amended; and

         2. To amend the Company's Amended and Restated Articles of Incorporation to provide that 5,000,000 shares of preferred stock, the rights, preferences and designations that may be determined by the board, shall be the only preferred stock authorized upon the closing of the Company's initial public offering and to authorize 24,000,000 shares of common stock, no par value.

         By written consent of the Company's shareholders effective February 11, 1997, the Company's shareholders resolved:

         1. To reconfirm the amendment of the Company's Amended and Restated Articles of Incorporation as of the closing of the Company's initial public offering as set forth above.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule


         (b)      Reports filed on Form 8-K.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Independence Brewing Company



                                      By:  /s/ Robert W. Connor, Jr.
                                         ------------------------------------
                                               Robert W. Connor, Jr.
                                           President, Chief Executive Officer
                                           and principal accounting officer)






Date:  May 15, 1997