Form 10QSB
period 1997-06-30
INDEPENDENCE BREWING CO
filed 1997-08-14
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   June 30, 1997 .
                                          -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____ TO ____.


Commission file number 0-28898
                       -------


                          Independence Brewing Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Pennsylvania                                  23-2763840
   ------------------------------                      -------------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)



            1000 East Comly Street, Philadelphia, Pennsylvania 19149
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (215) 537-2337
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be failed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No ___
                                   ---

Indicate the number of shares outstanding of each of the issued classes of common equity, as of the latest practicable date: On August 14, 1997, 3,207,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX



                                                                                              Page No.
                                                                                              --------

PART I.           FINANCIAL INFORMATION                                                           2

Item 1.           Financial Statements                                                            2

                  Balance Sheet at December 31, 1997 and
                           June 30, 1996 (unaudited)                                              3

                  Statements of Operations for the Three Months Ended
                           June 30, 1997 and 1996 (unaudited)                                     4

                  Statements of Changes in Shareholders Equity for the Three
                           Months Ended June 30, 1997 (unaudited) and the Year
                           Ended December 31, 1996                                                5

                  Statements of Cash Flows for the Three Months Ended
                           June 30, 1997 and 1996 (unaudited)                                     6


                  Notes to Financial Statements                                                   7


Item 2.           Managements Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       9


PART II.          OTHER INFORMATION                                                              12

Item 6.           Exhibits and Reports on Form 8-K                                               12


SIGNATURES

                          Independence Brewing Company

                                 BALANCE SHEETS


                                                                                           June 30,            Dec. 31,
          ASSETS                                                                             1997                1996
                                                                                          -----------         -----------

                                                                                          (unaudited)
Current assets
    Cash and cash equivalents                                                             $ 2,474,651         $   363,484
    Accounts receivable                                                                        42,083              17,126
    Inventories                                                                               139,108             134,816
    Advances to officer                                                                            --              10,000
                                                                                          -----------         -----------

          Total current assets                                                              2,655,842             525,426

Equipment and leasehold improvements, net                                                   1,998,499           1,395,875
Deferred charges                                                                                   --           2,981,931
Deferred stock issuance costs                                                                      --             338,910
Other                                                                                         109,283              25,902
                                                                                          -----------         -----------

                                                                                          $ 4,763,624         $ 5,268,044
                                                                                          ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                                     $   108,000         $   100,264
    Current portion of capital lease obligations                                                1,434               4,026
    Accounts payable and accrued expenses                                                     325,294             753,749
                                                                                          -----------         -----------

          Total current liabilities                                                           434,728             858,039

Long-term liabilities
    Deferred rent                                                                              40,501              35,436
    Convertible debentures                                                                         --             800,000
    Long-term debt                                                                            460,056             517,497
                                                                                          -----------         -----------

          Total liabilities                                                                   935,285           2,210,972
                                                                                          -----------         -----------


Series A preferred stock, $10.00 par value - authorized, 500,000 shares;
    no shares issued and outstanding                                                               --                  --
                                                                                          -----------         -----------


Series B preferred stock, $10.00 par value - authorized, 500,000 shares;
    issued and outstanding, 70,000 shares                                                          --             700,000
                                                                                          -----------         -----------

Shareholders' equity
    Common stock, no par value - authorized, 19,000,000 shares; issued and outstanding, 3,207,078 and 2,307,078 shares in 1997 and
       1996, respectively                                                                   8,976,634           3,691,428
    Accumulated deficit                                                                    (5,148,295)         (1,334,356)
                                                                                          -----------         -----------

          Total shareholders' equity                                                        3,828,339           2,357,072
                                                                                          -----------         -----------
                                                                                          $ 4,763,624         $ 5,268,044
                                                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS




                                                              Three months ended                  Six months ended
                                                                   June 30,                           June 30,
                                                        ------------------------------        ----------------------------
                                                            1997               1996               1997             1996
                                                        ----------          ----------        -----------       ----------
                                                                  (unaudited)                           (unaudited)

Sales                                                   $  151,177          $  186,704        $   252,727       $  277,326
Less excise taxes                                            7,320               7,107             14,616           11,193
                                                        ----------          ----------        -----------       ----------

          Net sales                                        143,857             179,597            238,111          266,133

Cost of goods sold                                         227,140             180,093            487,036          388,685
                                                        ----------          ----------        -----------       ----------

          Gross loss                                       (83,283)               (496)          (248,925)        (122,552)
                                                        ----------          ----------        -----------       ----------

Advertising, promotional and selling expenses              128,894              62,101            171,190           74,926
General and administrative expenses                        250,858             126,657            482,171          191,756
                                                        ----------          ----------        -----------       ----------
                                                           379,752             188,758            653,361          266,682
                                                        ----------          ----------        -----------       ----------

          Operating loss                                  (463,035)           (189,254)          (902,286)        (389,234)
                                                        ----------          ----------        -----------       ----------

Other income (expense)
    Interest expense                                       (12,660)            (35,404)        (2,970,474)        (51,453)
    Other income, net                                       51,552               7,711             58,821          21,684
                                                        ----------          ----------        -----------       ----------
                                                            38,892             (27,693)        (2,911,653)        (29,769)
                                                        ----------          ----------        -----------       ----------

          Loss before income taxes                        (424,143)           (216,947)        (3,813,939)       (419,003)

Income taxes                                                    --                  --                 --              --
                                                        ----------          ----------        -----------       ----------

          NET LOSS                                      $ (424,143)         $ (216,947)       $(3,813,939)      $ (419,003)
                                                        ==========          ==========        ===========       ==========

Per share data
    Net loss per common share                           $    (0.13)         $    (0.18)       $     (1.28)      $    (0.36)
                                                        ==========          ==========        ===========       ==========

    Weighted average shares outstanding                  3,207,077           1,173,834          2,984,550        1,173,945
                                                        ==========          ==========        ===========       ==========


The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

               Six Months ended June 30, 1997 (unaudited) and the
                          year ended December 31, 1996



                                                                 Common stock
                                                         ---------------------------                             Total
                                                         Number of                         Accumulated        shareholders'
                                                          shares           Amount            deficit             equity
                                                         ---------        --------         -----------        -------------

Balance at January 1, 1996                               1,166,538           266,768          (111,229)           115,539



Issuance of common stock                                 1,140,540         3,424,660              --            3,424,660


Net loss for the year ended
    December 31, 1996                                         --                --          (1,223,127)        (1,223,127)
                                                       -----------       -----------       -----------        -----------


Balance at December 31, 1996                             2,307,078         3,691,428        (1,334,356)         2,357,072


Issuance of common stock (unaudited)                       900,000         5,285,206              --            5,285,206


Net loss for the six months ended
    June 30, 1997 (unaudited)                                 --                --          (3,813,939)        (3,813,939)
                                                       -----------       -----------       -----------        -----------



Balance at June 30, 1997 (unaudited)                   $ 3,207,078       $ 8,976,634       $(5,148,295)       $ 3,828,339
                                                       ===========       ===========        ==========        ===========



The accompanying notes are an integral part of this statement.

                          Independence Brewing Company

                            STATEMENTS OF CASH FLOWS



                                                                                   Six Months ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                               1997               1996
                                                                           ------------        ----------
                                                                                      (unaudited)
Cash flows from operating activities
    Net loss                                                               $ (3,813,939)       $ (419,003)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Depreciation and amortization                                             59,689            33,610
       Amortization of original issue discount                                2,981,931               --
       Increase (decrease) in accounts receivable                               (24,957)          (46,921)
       Increase (decrease) in inventories                                        (4,292)            3,808
       Decrease (increase) in other                                             335,840            12,095
       Increase in accounts payable,
          accrued expenses and other                                           (423,390)          168,493
                                                                           ------------        ----------

              Net cash used in operating
                  activities                                                   (889,118)         (247,918)
                                                                           ------------        ----------

Cash flows from investing activities
    Purchases of property and equipment                                        (652,624)          (40,143)
    Other                                                                       (90,000)              --
                                                                           ------------        ----------

              Net cash used in investing
                  activities                                                   (742,624)          (40,143)
                                                                           ------------        ----------

Cash flows from financing activities
    Proceeds from subordinated convertible notes                                     --           188,300
    Repayments of long-term debt                                                (52,297)          (14,145)
    Redemption of preferred stock                                              (700,000)               --
    Proceeds from issuance of common stock                                    5,285,206             6,996
    Proceeds from notes payable                                                      --           100,000
    Advances from (repayments to) officers, net                                  10,000             8,890
    Repayments of convertible debentures                                       (800,000)               --
                                                                           ------------        ----------

              Net cash provided by financing
                  activities                                                  3,742,909           290,041
                                                                           ------------        ----------

              NET INCREASE IN CASH AND CASH
                  EQUIVALENTS                                                 2,111,167             1,980

Cash and cash equivalents at
    beginning of period                                                         363,484             2,782
                                                                           ------------        ----------

Cash and cash equivalents at
    end of period                                                          $  2,474,651        $    4,762
                                                                           ------------        ----------

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

    1.  Interim Financial Information

    The financial statements of the Company as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

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

NOTE B - INVENTORIES

    Inventories consist of the following:
                                           June 30,     December 31,
                                             1997          1996
                                          (unaudited)

       Raw materials                       $ 25,348      $ 11,513
       Work in process                       22,569        21,703
       Finished goods                        22,745        30,410
       Packaging                             68,446        71,190
                                          ---------      --------
                                           $139,108      $134,816
                                          =========      ========

                          Independence Brewing Company

                          NOTES TO FINANCIAL STATEMENTS


NOTE C - SHAREHOLDERS' EQUITY

    The Company received approximately $5,285,000 of proceeds, net of underwriting discounts and underwriting expenses from the sale 900,000 shares of Common Stock, no par value per share and 4,000,000 Redeemable Common Stock Purchase Warrants (Redeemable Warrants). The initial public offering prices of the Common Stock and the Redeemable Warrants was $5.00 and $0.50, respectively. Additionally, the Company sold 600,000 Redeemable Warrants on the same terms and conditions as set forth above solely to cover overallotments.

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Net sales for the quarter ended June 30, 1997 were $143,857 as compared to $179,597 for the comparable year-ago quarter. Net sales for the six months ended June 30, 1997 were $238,111 as compared with $266,133 for the comparable year-ago period. The decrease in net sales from the comparable periods last year was due to a decline of unit sales by the case in comparison to previous periods. Management attributes this decline to the fact that in 1996, during the first quarter, the company participated in a national promotion which produced a one-time order of approximately 15,000 cases. The company did not participate in that event in 1997.

         Excise taxes for the quarter ended June 30, 1997 were $7,320 as compared with $7,107 for the comparable year ago quarter. Excise taxes for the six months ended June 30, 1997 were $14,616 as compared with $11,193 for the comparable year-ago period. Excise taxes as a percentage of sales for the six month period ended June 30, 1997 was approximately 6% as compared with 4% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales in certain jurisdictions increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

         Cost of goods sold for the quarter ended June 30, 1997 was $227,140 or 150% of sales, as compared to $180,093 or 96% of sales for the comparable year-ago quarter. Cost of goods sold for the six months ended June 30, 1997 were $487,036 or 193% of sales as compared to $388,685 or 140% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was primarily due to increases in depreciation, production salaries, and production supplies expense. The installation of new bottling equipment during the first quarter resulted in increased depreciation costs for the Company. The increase in production salaries reflects an increase in brewery personnel from previous comparable periods. The increase in production supplies is due to costs associated with the operation of the Company's new bottling equipment.

         Advertising, promotional, and selling expenses for the quarter ended June 30, 1997 were $128,894 or 85% of sales, as compared to $62,101 or 33% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the six months ended June 30, 1997 were $171,190 or 68% of sales, as compared to $74,926 or 27% of sales for the same period last year. The increase in advertising expense from the comparable periods of a year ago was primarily due to the launching of a major advertising campaign which included billboard, magazine and radio advertisements. In addition, there were also increasing costs associated with merchandising and direct mail campaigns.

         General and administrative expenses for the three months ended June 30, 1997 were $250,858 or 166% of net sales, as compared to $126,657 or 68% of sales for the comparable year-ago quarter. General and administrative expenses for the six months ended June 30, 1997 were $482,171 or 191% of sales, as compared to $191,756 or 69% for same period last year. The increase in general and administrative expense from the comparable periods of a year-ago were primarily due to increased salary, amortization, insurance and professional fees. Salary expenses increased in connection with the addition of a Chief Operating Officer and additional management personnel. Amortization increased as a result of a $60,000 direct write-off of financing fees.

         Interest expense for the quarter ended June 30, 1997 was $12,660 as compared to $35,404 for the comparable year-ago quarter. Interest expense for the six months ended June 30, 1997 was $2,970,474 as compared to $51,543 for the comparable year-ago period. Interest expense increased substantially during the first half of 1997 when compared to the same period in 1996 due to the write-off of unamortized original issue discount and financing costs aggregating approximately $2,900,000 (or $0.97 per share) in connection with the repayment of the Company's convertible debentures and Series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for the first six months of 1997 is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Notes").

         Other income, net for the three and six months ended June 30, 1997 were $51,552 and $58,821 respectively, an increase of $43,841 and $37,137 when compared to comparable periods of a year-ago. The increase in other income, net form comparable year-ago periods was primarily due interest earned on excess funds resulting from the Company's initial public offering in the first quarter of 1997


LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has funded its operations and capital requirements through the issuance of Common Stock, the SBA Loan, the PEDC Notes, the issuance of certain subordinated convertible, notes in 1995 and during 1996. In February 1997, the Company completed its initial public offering. The Company received approximately $5,289,000 of proceeds, net of underwriting discounts and underwriting expenses (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriters overallotment option and after deducting the Underwriter's discount and offering expenses) from the initial public offering. Net cash used in operating activities in 1996 and 1997 during the three months ended March 31 was $121,080 and $411,483 respectively. The increase was primarily due to a significant increase of net operating loss and decline in accounts payable which was only partially offset by the total write-off of the original issue discount discussed above.

         Cash flows used in operating activities for the six months ended June 30, 1997 totaled $889,118 as compared to $247,918 for the comparable year-ago period. The increase use of cash is primarily due to the Company's operating loss for the first six months of 1997 and a significant paydown of its accounts payable.

         Cash used in investing activities for the six months ended June 30, 1997 totaled $742,624 as compared to $40,143 for the same period last year. The increase in the use of cash was the result of the purchase of new bottling equipment and the cost of acquiring a trademark.

         Cash provided by financing activities for the six months ended June 30, 1997 totaled $3,742,909 as compared to $290,041 for the same period last year. This increase was due to net proceeds of $5,285,206 as a result of the Company's initial public offering which was partially offset by the repayment of $800,000 of convertible debentures, $700,000 of preferred stock and $52,297 of other long term debt.

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

Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microbreweries; the potential decline in the level of demand for the Company's products; the commencement of brewery/pub operations by the Company and the inherent risks associated therewith; risk of third party claims concerning the Company's intellectual property; loss of key personnel, distributors or suppliers; limited product line; sales fluctuations due to seasonality; continued competitive and pricing pressures in the industry; product supply shortages; legal proceedings; and capital and financing availability.

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

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule


         (b)      Reports filed on Form 8-K.

                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Independence Brewing Company



                                      /s/ Robert W. Connor, Jr.
                                      ----------------------------------------
                                      Robert W. Connor, Jr.
                                      President, Chief Executive Officer
                                      (and principal accounting officer)



Date:  August 14, 1997