Form 10QSB/A
period 1997-06-30
INDEPENDENCE BREWING CO
filed 1997-10-02
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB/A

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Net sales for the quarter ended June 30, 1997 were $143,857 as compared to $179,597 for the comparable year-ago quarter. Net sales for the six months ended June 30, 1997 were $238,111 as compared with $266,133 for the comparable year-ago period. The decrease in net sales from the comparable periods last year was due to a decline of unit sales by the case in comparison to previous periods. Management attributes this decline to the fact that in 1996, during the second quarter, the company participated in a national promotion which produced a one-time order of approximately 15,000 cases. The company did not participate in that event in 1997.

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

         Cost of goods sold for the quarter ended June 30, 1997 was $227,140 or 150% of sales, as compared to $180,093 or 96% of sales for the comparable year-ago quarter. Cost of goods sold for the six months ended June 30, 1997 were $487,036 or 193% of sales as compared to $388,685 or 140% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was primarily due to increases in depreciation, production salaries, and production supplies expense. The installation of new bottling equipment during the second quarter resulted in increased depreciation costs for the Company. The increase in production salaries reflects an increase in brewery personnel from previous comparable periods. The increase in production supplies is due to costs associated with the operation of the Company's new bottling equipment.

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