Form 10QSB
period 1997-09-30
INDEPENDENCE BREWING CO
filed 1997-11-14
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   September 30, 1997.
                                          ------------------

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

                               Yes  X    No ___
                                   ---

Indicate the number of shares outstanding of each of the issued classes of common equity, as of the latest practicable date: On November 14, 1997, 3,207,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX



                                                                                              Page No.
                                                                                              --------

PART I.           FINANCIAL INFORMATION                                                           2

Item 1.           Financial Statements

                  Balance Sheet at September 30, 1996 and
                           December 31, 1997 (unaudited)                                          2

                  Statements of Operations for the Nine Months Ended
                           September 30, 1997 and 1996 (unaudited)                                3

                  Statements of Changes in Shareholders Equity for the Nine
                           Months Ended September 30, 1997 (unaudited) and the Year
                           Ended December 31, 1996                                                4

                  Statements of Cash Flows for the Nine Months Ended
                           September 30, 1997 and 1996 (unaudited)                                5


                  Notes to Financial Statements                                                   6


Item 2.           Managements Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       8


PART II.          OTHER INFORMATION                                                              11

Item 6.           Exhibits and Reports on Form 8-K                                               11


SIGNATURES

                          Independence Brewing Company

                                 BALANCE SHEETS




                                                                               September 30,      December 31,
                                                                                   1997              1996
                                                                               -------------      ------------
                                                                                (unaudited)
     ASSETS
Current assets
    Cash and cash equivalents                                                   $ 1,925,079       $   363,484
    Cash escrow                                                                      25,000              --
    Accounts receivable, net                                                         28,561            17,126
    Inventory                                                                       171,620           134,816
    Prepaid expenses                                                                 43,050              --
    Advances to officer                                                               1,000            10,000
                                                                                -----------       -----------

          Total current assets                                                    2,194,310           525,426

Equipment and leasehold improvements, net                                         2,020,494         1,395,875
Deferred charges                                                                       --           2,981,931
Deferred stock issuance costs                                                          --             338,910
Other assets                                                                        107,693            25,902
                                                                                -----------       -----------

                                                                                $ 4,322,497       $ 5,268,044
                                                                                ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                           $   108,000       $   100,264
    Current portion of capital lease obligations                                        570             4,026
    Accounts payable and accrued expenses                                           351,824           753,749
    Other current liabilities                                                         9,077              --
                                                                                -----------       -----------

          Total current liabilities                                                 469,471           858,039

Long-term liabilities
    Deferred rent                                                                    43,540            35,436
    Convertible debentures                                                             --             800,000
    Long-term debt                                                                  433,402           517,497
                                                                                -----------       -----------

          Total liabilities                                                         946,413         2,210,972
                                                                                -----------       -----------

Series B preferred stock, $10.00 par value - authorized, 500,000 shares;
    issued and outstanding, 70,000 shares                                              --             700,000
                                                                                -----------       -----------

Shareholders' equity
    Common stock, no par value - authorized, 19,000,000 shares; issued and outstanding, 3,207,078 and 2,307,078 shares in 1997 and
       1996, respectively                                                         8,976,634         3,691,428
    Accumulated deficit                                                          (5,600,550)       (1,334,356)
                                                                                -----------       -----------

          Total shareholders' equity                                              3,376,084         2,357,072
                                                                                -----------       -----------

                                                                                $ 4,322,497       $ 5,268,044
                                                                                ===========       ===========

        The accompanying notes are an integral part of these statements.
                                       2

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS





                                                    Three months ended                Nine months ended
                                                       September 30,                      September 30,
                                                  1997             1996              1997             1996
                                              -------------   --------------    --------------   ---------
                                               (unaudited)                       (unaudited)

Sales                                         $   199,475       $   162,702       $   452,202       $   428,835

Less excise taxes                                   8,881            13,021            23,497            24,213
                                              -----------       -----------       -----------       -----------

          Net sales                               190,594           149,681           428,705           404,622

Cost of goods sold                                259,990           193,413           747,026           582,098
                                              -----------       -----------       -----------       -----------

          Gross loss                              (69,396)          (43,732)         (318,321)         (177,476)
                                              -----------       -----------       -----------       -----------

Expenses
    Advertising, promotional and selling          218,671            26,542           389,861           101,468
    General and administrative                    184,599            85,254           666,770           277,010
                                              -----------       -----------       -----------       -----------

          Total expenses                          403,270           111,796         1,056,631           378,478
                                              -----------       -----------       -----------       -----------

          Operating loss                         (472,666)         (155,528)       (1,374,952)         (555,954)
                                              -----------       -----------       -----------       -----------

Other income (expense)
    Interest expense                              (11,648)         (100,375)       (2,982,122)         (151,918)
    Other income, net                              32,059            (1,811)           90,880            19,873
                                              -----------       -----------       -----------       -----------
                                                   20,411          (102,186)       (2,891,242)         (132,045)
                                              -----------       -----------       -----------       -----------

          NET LOSS                            $  (452,255)      $  (257,714)      $(4,266,194)      $  (687,999)
                                              ===========       ===========       ===========       ===========

Per share data
    Net loss per common share                 $     (0.14)      $     (0.11)      $     (1.39)      $     (0.31)
                                              ===========       ===========       ===========       ===========

    Weighted average shares outstanding         3,207,078         2,265,088         3,070,473         2,229,773
                                              ===========       ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              Nine months ended September 30, 1997 (unaudited) and
                          year ended December 31, 1996


                                                  Common stock
                                            ------------------------                             Total
                                            Number of                       Accumulated       shareholders'
                                             shares          Amount           deficit            equity
                                            ---------        ------        ------------       -------------
Balance at January 1, 1997                  2,307,078      $ 3,691,428      $(1,334,356)      $ 2,357,072

Issuance of common stock (unaudited)          900,000        5,285,206             --           5,285,206

Net loss for the nine months ended
    September 30, 1997 (unaudited)               --               --         (4,266,194)       (4,266,194)
                                          -----------      -----------      -----------       -----------

Balance at September 30, 1997
    (unaudited)                             3,207,078      $ 8,976,634      $(5,600,550)      $ 3,376,084
                                          ===========      ===========      ===========       ===========


         The accompanying notes are an integral part of this statement.
                                       4

                          Independence Brewing Company

                            STATEMENTS OF CASH FLOWS

                         Nine months ended September 30,



                                                                       1997              1996
                                                                  ------------       -----------
                                                                            (unaudited)
Cash flows from operating activities
    Net loss                                                       $(4,266,194)      $  (687,999)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Depreciation and amortization                                    95,169            58,734
       Amortization of original issue discount                       2,981,931            72,617
       Increase in accounts receivable                                 (11,435)          (18,762)
       Increase in inventory                                           (36,804)          (22,918)
       Increase in prepaid expenses                                    (43,050)             --
       Decrease in other assets                                        342,598             1,032
       (Decrease) increase in accounts payable,
          accrued expenses and deferred rent                          (384,745)          381,013
                                                                   -----------       -----------

              Net cash used in operating
                  activities                                        (1,322,530)         (216,283)
                                                                   -----------       -----------

Cash flows from investing activities
    Purchases of property and equipment                               (715,266)         (501,139)
    Purchase of intangible (trademark)                                 (90,000)             --
    Purchase of other                                                  (25,000)          (60,000)
                                                                   -----------       -----------

              Net cash used in investing
                  activities                                          (830,266)         (561,139)
                                                                   -----------       -----------

Cash flows from financing activities
    (Repayments) proceeds from subordinated convertible notes         (800,000)          988,300
    Repayments of long-term debt                                       (76,359)          (24,192)
    (Repayments) proceeds of preferred stock                          (700,000)          700,000
    Proceeds (repayments) from issuance of common stock, net         5,285,206          (210,735)
    Payments under capital lease obligations                            (3,456)           (2,397)
    Repayments from (advances to) officers, net                          9,000           (15,150)
                                                                   -----------       -----------

              Net cash provided by financing
                  activities                                         3,714,391         1,435,826
                                                                   -----------       -----------

              NET INCREASE IN CASH AND CASH
                  EQUIVALENTS                                        1,561,595           658,404

Cash and cash equivalents at
    beginning of period                                                363,484             2,782
                                                                   -----------       -----------

Cash and cash equivalents at
    end of period                                                  $ 1,925,079       $   661,186
                                                                   ===========       ===========



        The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 1997 and December 31, 1996




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

1. Interim Financial Information

The financial statements of the Company as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosures of earnings per share in the financial statements.

                          Independence Brewing Company

                    September 30, 1997 and December 31, 1996




NOTE B - INVENTORY

    Inventory consists of the following:
                                                 September 30,     December 31,
                                                    1997              1996
                                                 -------------     ------------
                                                 (unaudited)

       Raw materials                               $    30,414     $     11,513
       Work in process                                  32,361           21,703
       Finished goods                                   31,957           30,410
       Packaging                                        76,888           71,190
                                                   -----------      -----------
                                                   $   171,620      $   134,816
                                                    ==========       ==========


NOTE C - SHAREHOLDERS' EQUITY

The Company received approximately $5,285,000 of proceeds, net of underwriting discounts and underwriting expenses from the sale of 900,000 shares of Common Stock, no par value per share and 4,000,000 Redeemable Common Stock Purchase Warrants (Redeemable Warrants). The initial public offering prices of the Common Stock and the Redeemable Warrants was $5.00 and $0.50, respectively. Additionally, the Company sold 600,000 Redeemable Warrants on the same terms and conditions as set forth above solely to cover overallotments.

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Gross sales for the quarter ended September 30, 1997 were $199,475, an increase of 23% when compared to $162,702 for the comparable year-ago quarter. Gross sales for the nine months ended September 30, 1997 were $452,202, an increase of 5% when compared with $428,835 for the comparable year-ago period. The increase in net sales from comparable periods last year was due to increased sales volume and a major advertising campaign.

Excise taxes for the quarter ended September 30, 1997 were $8,881 as compared with $13,021 for the comparable year-ago quarter. Excise taxes for the nine months ended September 30, 1997 were $23,497 as compared with $24,213 for the comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended September 30, 1997 were approximately 5% as compared with 8% for the comparable year-ago quarter. Excise taxes as a percentage of sales for the nine months ended September 30, 1997 was approximately 5% as compared with 6% for the comparable year-ago period. The Company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third-party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

Cost of goods sold for the quarter ended September 30, 1997 were $259,990 or 130% of sales as compared to $193,413 or 118% of sales for the comparable year-ago quarter. Cost of goods sold for the nine months ended September 30, 1997 were $747,026 or 165% of sales as compared to $582,098 or 136% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was due to higher raw material costs as a result of increased sales volume, as well as increases in depreciation, production salaries and production supplies expense. The installation of new bottling equipment during the first quarter resulted in increased depreciation cost for the Company. The increase in production salaries reflects an increase in brewery personnel from previous comparable periods. The increase in production supplies is due to costs associated with the operation of the Company's new bottling equipment.

Advertising, promotional and selling expenses for the quarter ended September 30, 1997 were $218,671 or 110% of sales as compared to $26,542 or 16% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the nine months ended September 30, 1997 were $389,861 or 86% of sales as compared to $101,468 or 24% of sales for the same period last year. The increase in advertising expense from the comparable periods of a year ago were primarily due to the launching of a major advertising campaign which included billboard, magazine and radio advertisements. In addition, there were also increasing costs associated with merchandising and direct mail campaigns.

General and administrative expenses for the three months ended September 30, 1997 were $184,599 or 93% of sales as compared to $85,254 or 52% of sales for the comparable year-ago quarter. General and administrative expenses for the nine months ended September 30, 1997 were $666,770 or 147% of sales as compared to $277,010 or 65% for same period last year. The increase in general and administrative expenses from the comparable periods of a year ago were primarily due to increased salary, amortization, insurance and professional fee costs. The Company incurred increased salary expenses in connection with the addition of new sales representatives and additional management personnel. Amortization increased as a result of a $60,000 direct write-off of financing fees. Insurance expense rose in part due to the addition of a Directors and Officers general policy. Professional fees rose as a result of higher legal and accounting costs associated with the Company's initial public offerings as well as expenses related to new business development.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Interest expense for the quarter ended September 30, 1997 was $11,648 as compared to $100,375 for the comparable year-ago quarter. Interest expense for the nine months ended September 30, 1997 was $2,982,122 as compared to $151,918 for the comparable year-ago period. Interest expense increased substantially during the first nine months of 1997 when compared to the same period in 1996 due to the write-off of unamortized original issue discount and financing costs aggregating $2,916,256 in connection with the repayment of the Company's debentures and series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for the first nine months of 1997 is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the SBA Loan) and Philadelphia Industrial Development Corporation notes (PIDC Notes).

Other income, net for the three months and nine months ended September 30, 1997 was $32,059 and $90,880, respectively, an increase of $33,870 and $71,007 when compared to comparable periods of a year ago. The increase in other income, net from comparable year-ago periods was primarily due to interest earned on excess funds resulting from the Company's initial public offering in the first quarter of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and capital requirements through the issuance of Common Stock, the SBA Loan, the PIDC Notes and certain subordinated convertible notes in 1995 and during 1996. In February 1997, the Company completed its initial public offering. The Company received approximately $5,289,000 of proceeds, net of underwriting discounts and underwriting expenses (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriter's overallotment option and after deducting the Underwriter's discount and offering expenses), from the initial public offering.

Net cash used in operating activities for the nine months ended September 30, 1997 totalled $1,322,530 as compared to $216,283 for the comparable year-ago period. The increase in use of cash is primarily due to the Company's operating loss for the first nine months of 1997 and a significant decrease in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 1997 totalled $830,266 as compared to $561,139 for the same period last year. The increase in the use of cash was the result of the purchase of new bottling equipment and the cost of acquiring a trademark.

Net cash provided by financing activities for the nine months ended September 30, 1997 totalled $3,714,391 as compared to $1,435,826 for the same period last year. This increase was due to net proceeds of $5,285,206 as a result of the Company's initial public offering, which was only partially offset by the repayment of debentures, preferred stock and other outstanding debt.

The matters discussed in this Form 10-QSB that are forward-looking statements relate to future events or the future financial performance of the Company and are based on current management expectations that involve risks and uncertainties. Such statements are only predictions and actual events or performance may differ materially from the events or performance expressed in any such forward-looking statements.

Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the industry for mircobreweries; the potential decline in the level of demand for the Company's products; the commencement of brewery/pub operations by the Company and the inherent risks associated therewith; risk of third-party claims concerning the Company's intellectual property; loss of key personnel, distributors or suppliers; limited product line; sales fluctuations due to seasonality; continued competitive and pricing pressures in the industry; product supply shortages; legal proceedings; and capital and financing availability.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect to date on its results of operations. However, production and raw material costs are expected to increase over time as a result of general economic inflation.

                           Part II - Other Information

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



Date:  November 14, 1997