Form 10QSB/A
period 1997-09-30
INDEPENDENCE BREWING CO
filed 1998-02-13
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

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

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



          REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM

NOTE: THE FOLLOWING INFORMATION REPRESENTS A REPLACEMENT REPORT FOR DISCONTINUED
      COMMISSION FORM SR.


                      MO.     DAY    YEAR
                      ---     ---    ----
For period ending     1 1     1 4     9 7

Indicate whether the report is an initial report __, an amendment X, or a final report __.

If the report is an amendment, indicate the number of such amendment 0 1.


GENERAL INSTRUCTIONS.

     A. The report shall be filed in accordance with the provision of Rule 463 (17 CFR 230.463). The provisions of Rule 405 (17 CFR 230.405) regarding definitions of terms and Rule 409 (17 CFR 230.409) regarding information unknown or not reasonably available are applicable to the report.

     B. Answer each item in the box(es) or space provided. If additional space is required for any response, continue the response on the attached sheet.
Where the number of boxes provided exceeds the number required for the response, enter zero(es) in any unnecessary box(es) to the left of the response. For example, if the date August 1, 1981 is to be entered in the boxes provided, the
entry should appear as   MO.     DAY    YEAR
                         ---     ---    ----
                         0 8     0 1     8 1

     C. If the report is being filed by a sucessor issuer, answer each item with respect to the sucessor issuer.

     D. If the issuer is required to file any report(s) on this form subsequent to its initial filing thereon, each subsequent filing shall be deemed to be an amendment to the initial filing. Do not report in any amendment on this form any response to Items 3-12 unless the response reported on the most recent prior filing has changed.

     E. No fee is required to be paid in connection with the filing of the report.

     F. File four copies of the report at the office of the Commission where the registration statement was filed. At least one copy shall be manually signed; the other three copies may bear typed or printed signatures.

     1. (a) State the name of the issuer or successor issuer filing the report.

          Independence Brewing Company

        (b) If a successor issuer is filing the report with respect to the registration statement of its predecessor, state the name of such predecessor issuer.

          NOT APPLICABLE
          ------------------------------

FORM SR [REPLACEMENT REPORT]                                              Page 2

     2. (a) Indicate the effective date of the registration statement for which
            this form is filed.  MO.     DAY    YEAR
                                 ---     ---    ----
                                 0 2     1 0     9 7

                                                                   Regional
                                                                    Office
        (b) Provide the SEC file number assigned to the              Code
            registration statement                                  If any
                                                3 3 3 - 1 2 9 7 5 -  __ __

        (c) If the issuer has been assigned a CUSIP number, specify the first
            (6) digits.
                                                                  _ _ _ _ _ _

     3. (a) Has the offering commenced?
                                                              Yes |X|    NO __

        (b) If yes, indicate the date of the offering commenced.
                                MO.     DAY    YEAR
                                ---     ---    ----
                                0 2     1 1     9 7

            If no, explain briefly ___________________________________________

            __________________________________________________________________

            __________________________________________________________________

     4. Did the offering terminate before any securities were sold?

                                                              Yes __    NO |X|

            If yes, explain briefly __________________________________________

            __________________________________________________________________

            __________________________________________________________________

        Note: If the offering terminated before any securities were sold, see
              Rule 477 under Regulation C (17 CFR 230.477) regarding withdrawal of the registration statement.

     Instruction: If the answer to Item 4 is "yes," do not answer Items 5-12.

     5. Did the offering terminate prior to the sale of all securities
        registered?                                           Yes __    NO |X|

            If yes, explain briefly __________________________________________

            __________________________________________________________________

            __________________________________________________________________

FORM SR [REPLACEMENT REPORT]                                             Page 3

     6. Furnish the name(s) of the managing underwriter(s), if any.

        (01) A.S. Goldmen & Co., Inc.
        ______________________________________________________________________
        (02)
        ______________________________________________________________________
        (03)
        ______________________________________________________________________
        (04)
        ______________________________________________________________________

     7. (a) Indicate the title and code of each class of securities and, where a class of convertible securities is being registered, indicate the title and code of any class of securities into which such securities may be converted.

        Title of security                                             Code
        ______________________________________________________________________
        (01) Common Stock, no par value                                EP
        ______________________________________________________________________
        (02) Redeemable Warrants                                       OT
        ______________________________________________________________________
        (03)
        ______________________________________________________________________
        (04)
        ______________________________________________________________________

        Instruction: Select the appropriate code for each class of securities registered. Debt -- DE; Convertible Debt -- CD; Equity -- EQ; Limited Partnership Interest -- LP; Other (e.g., investment contracts, warrants, rights, and options) -- OT.

       (b) Describe briefly any class of securities categorized as "other."

            Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share until February 11, 2002.

     8. Indicate on the following table the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account(s) of any selling security holder(s).

FORM SR  [REPLACEMENT REPORT]                                             Page 4



                             For the account of the issuer                    For the account(s) of any selling security holder(s)
                             -----------------------------                    ----------------------------------------------------
                                           |                                                             |
-----------------------------------------------------------------------------------------------------------------------------------
 Title              Amount         Aggregate       Amount      Aggregate        Amount         Aggregate       Amount   Aggregate
   of             registered        price of        sold        price of      registered        price of        sold     price of
security                            offering                    offering                        offering                 offering
                                     amount                      amount                          amount                   amount
                                   registered                     sold                         registered                  sold
-----------------------------------------------------------------------------------------------------------------------------------
(01)
Common Stock      1,035,000          $5.00       900,000      $4.5 million
-----------------------------------------------------------------------------------------------------------------------------------
(02)
Redeemable
Warrants          4,600,000          $0.50     4,600,000      $2.3 million
-----------------------------------------------------------------------------------------------------------------------------------
(03)


-----------------------------------------------------------------------------------------------------------------------------------
(04)


-----------------------------------------------------------------------------------------------------------------------------------
(05)


    Total
-----------------------------------------------------------------------------------------------------------------------------------

     Instructions: 1. List each class of securities registered except any class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer. Match any class listed with the line on which it was listed in Item 7(a) (e.g., the class listed on line (01) of the table should be the same class as listed on line (01) of Item 7(a).
                   2. Compute all amounts from the effective date of the registration statement to the ending date of the reporting period for this report.
                   3. Round all amounts to the nearest dollar.

FORM SR  [REPLACEMENT REPORT]                                            Page 5


     9. State, if known, or furnish a reasonable estimate of, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below. Place an "X" in the box to the left of any amount given that is an estimate.



                       Direct or indirect payments          Direct or indirect
                       to directors, officers, general      payments to others
                       partners of the issuer or
                       their associates; to persons
                       owning ten percent or more of
                       any class of equity securities
                       of the issuer; and to
                       affiliates of the issuer


                                    (A)                           (B)
--------------------------------------------------------------------------------
(01) Underwriting
     discounts and
     commissions            $                             $  680,000
--------------------------------------------------------------------------------
(02)
     Finders' Fees
--------------------------------------------------------------------------------
(03) Expenses paid
     to or for
     underwriters                                         $  204,000
--------------------------------------------------------------------------------
(04)
     Other expenses                                          627,000
--------------------------------------------------------------------------------
(05)
     Total Expenses         $                             $1,511,000
--------------------------------------------------------------------------------
     Instructions: 1. Compute all amounts from the effective date of the registration statement to the ending date of the reporting period for this report.
                   2. Round all amounts to the nearest dollar.

     10. Indicate the net offering proceeds to the issuer after the total expenses in Item 9. above.
                                                          $5,289,000

     11. State, if known, or furnish a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purposes listed below. Do not include any amount in "working capital" to which a more specific category is applicable. Place an "X" in the box to the left of any amount given that is an estimate.

FORM SR  [REPLACEMENT REPORT]                                            Page 6

                       Direct or indirect payments          Direct or indirect
                       to directors, officers, general      payments to others
                       partners of the issuer or
                       their associates; to persons
                       owning ten percent or more of
                       any class of equity securities
                       of the issuer; and to
                       affiliates of the issuer


                                    (A)                           (B)
--------------------------------------------------------------------------------
(01) Construction of
     plant, building and
     facilities             $                             $   34,000
--------------------------------------------------------------------------------
(02) Purchase and
     installation of
     machinery and
     equipment                                               528,000
--------------------------------------------------------------------------------
(03) Purchase of real
     estate
--------------------------------------------------------------------------------
(04) Acquisition of
     other business(es)
--------------------------------------------------------------------------------
(05) Repayment of
     indebtedness                                          1,550,000
--------------------------------------------------------------------------------
(06) Working capital     |X| 12,926(1)                     1,494,000
--------------------------------------------------------------------------------

Temporary investment (specify)
--------------------------------------------------------------------------------
(07) Certificate of
     Deposit                $                             $1,250,000
--------------------------------------------------------------------------------
(08) Government
     Money Market                                            408,000
--------------------------------------------------------------------------------
(09) Checking and
     Savings                                                     -0-
--------------------------------------------------------------------------------
(10) Cash Escrow                                              25,000
--------------------------------------------------------------------------------
                                      Total                5,289,000

Other purposes (specify)
--------------------------------------------------------------------------------
(11)                        $                             $
--------------------------------------------------------------------------------
(12)
--------------------------------------------------------------------------------
(13)
--------------------------------------------------------------------------------
(14)
--------------------------------------------------------------------------------
(15)
--------------------------------------------------------------------------------
(16)
--------------------------------------------------------------------------------

     Instructions: 1. Specify under "other purposes" any purpose for which at least 5 percent of the issuer's total offering proceeds or $50,000, whichever is less, has been used.
                   2. Compute all amounts from the effective date of the
                      registration statement to the ending date of the reporting period for this report.
                   3. Round all amounts to the nearest dollar.

(1) The individual who has served as outside general counsel to the Issuer since November, 1995 was appointed to the Issuer's Board of Directors in August, 1997. Accordingly, the estimated amount reported includes the estimated portion of the offering proceeds used to pay legal and relative costs to such counsel from 8/1/97 through 9/30/97.

FORM SR [REPLACEMENT REPORT]                                              Page 7

     12. Do the use(s) of proceeds in Item 11 represent a material change in the use(s) of proceeds described in the prospectus?

                                                              Yes __    NO |X|

            If yes, explain briefly __________________________________________

            __________________________________________________________________

            __________________________________________________________________

            __________________________________________________________________

            __________________________________________________________________


                                   SIGNATURE

     Pursuant to the requirements of Rule 463 under the Securities Act of 1933, Robert W. Conner, Jr. has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Independence Brewing Company
                                            ---------------------------------
                                                         ISSUER

                                         By
------------------                          ---------------------------------
      DATE                                             (SIGNATURE)
                                            Robert W. Connor, Jr., President

Instruction: The report shall be signed by an executive officer, general partner or counsel of the issuer or by any other duly authorized person. The name and any title of the person who signs the report shall be typed or printed beneath his/her signature.

ATTENTION: Intentional misstatements or omissions or facts constitute
           Federal criminal violations (See 18 U.S.C. 1001).

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