Form 10KSB
period 1997-12-31
INDEPENDENCE BREWING CO
filed 1998-04-30
CIK 1009863

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended      December 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year. $690,648


     On April 30, 1998, the aggregate market value of the 1,824,498 shares of voting stock held by non-affiliates of the issuer was approximately $1,094,693.

     On April 30, 1998, 3,357,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.


     Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                  ---   ---

                                     PART I

Item 1. Business

General

     Independence Brewing Company, which was incorporated in Pennsylvania in 1994, is a regional producer of fresh, high-quality, preservative-free craft-brewed ales, lagers, porters and seasonal beers. The Company's products are marketed under the "Independence" label. The Company currently produces seven products: three styles of beer which are offered year-round, Independence Ale, Independence Gold and Independence Franklinfest; and four which are seasonal beers: Independence William's Winter Warmer (winter); Independence Uncle E$B (spring); Independence Betsy's Kristall Wheat (summer); Independence Thomas' Blonde Bock (fall). The Company brews, kegs and bottles its products at its brewery in Philadelphia, Pennsylvania for wholesale distribution generally by 17 independent wholesale distributors in seven states and the District of Columbia. The Company's brewing equipment currently has the capacity to brew approximately 40,000 barrels per year, which is in part dependent on the style of beer produced. In 1997, the Company installed a new bottling line in that it increased its bottling capacity to 150 bottles per minute.For the year ended December 31, 1997, the Company produced approximately 5,200 barrels. In addition to brewing its own products, the Company has entered into a contract brewing arrangement in which the Company produces beers for a third party which markets and sells such products under its own label. The Company also recently completed certain brand acquisitions and intends to develop and operate brewpubs that offer for sale, in addition to food, the Company's beer brewed on the premises.

Strategy

     The Company's goal is to be one of the leading brewers of craft-brewed beers in the Middle Atlantic States. To attain this goal, the Company intends to employ the following strategies:

     Brand Acquisitions

     In March and April, 1998, the Company acquired two existing brands with a niche market and existing customer base, Blue Hen Beer and Gravity Ale.
In addition, the Company recently executed a term sheet to license and market a new product, Nittany Ale, in 1998. The Company anticipates that these acquisitions will enable the Company to increase its production in 1998 by approximately 4,500 barrels.

     On February 5, 1998, the Company executed a term sheet with Whitetail Brewing, Inc. in which the parties agreed that the Company would receive an exclusive license of the trademark and logo for "Nittany Ale", a newly developed Whitetail Brewing product, for a five (5) year term, in consideration for which the Company agreed to pay the licensor a royalty for every case of Nittany Ale sold. In addition, the Company agreed to engage Wade E. Keech, President and founder of Whitetail Brewing, as exclusive sales representative of the Company in the central and western Pennsylvania regions for which Mr. Keech will receive commissions from the sales of all of the Company's products, including Nittany Ale. The Company anticipates that the foregoing terms will be incorporated in a definitive agreement to be effective on or about May 1, 1998.

     On March 25, 1998, the Company completed the acquisition of certain assets of America U-Brew, Inc., and its affiliates used in connection with the manufacture, sales and marketing of Gravity Ale, including trademarks, trade names, logo, brand names, recipes and formulas, packaging as well as equipment used in painting the glass bottles used for the Gravity Ale products as well as certain finished goods inventory. Gravity Ale has been sold solely in the Philadelphia area since 1996. The Company plans to expand Gravity Ale sales into a number of additional markets this year.

     On April 6, 1998, the Company completed the purchase of all of the assets of Blue Hen Beer Company, Ltd., including trademarks, trade names, logo, and brand names connected with the "Blue Hen" brand, packaging and certain finished goods inventory. Based and sold primarily in Delaware since 1998, the Company intends to market and sell Blue Hen Beer in a much broader market in 1998.

     Expand Product Offerings

     The Company has developed and intends to develop new products in order to introduce beer drinkers to various styles of beer and to promote the Company's products. These new products allow the Company's customers to try new styles of beer while remaining loyal to the Independence brand. New products also help the Company generate increased distribution and retailer focus on the Company's products. The Company is contemplating the introduction of a "light" beer in 1998 as well as a variety case for summer and winter seasons. The current year will be the Company's first full year in which it will produce and sell a complete line of seasonal beers.

     Brewpub Developement


     The Company is continuing to seek and actively negotiate for the acquisition and/or development of brewpubs as a significant opportunity for business growth. The Company intends to establish an Independence Brewing Company brewpub in 1998. However, no assurance can be given that the Company will be sucessful in entering the brewpub market and if so, that this will result in the anticipated business expansion.

     Increase Distribution Network

     The Company currently distributes its products generally through 17 independent wholesale distributors for resale in bars, restaurants, liquor stores and other retail liquor license holders primarily in Pennsylvania, New Jersey, Delaware, Virginia, Maryland and the District of Columbia, and to a lesser extent in Florida and Massachusetts, an increase of four representives over 1996. The Company plans to expand its network of distributors both within its existing markets and may, in the future,expand to new markets. In order to service an increased distribution network and build relationships with additional distributors, the Company intends to hire additional sales representatives to motivate distributors to increase sales of the Company's products and to stimulate retailer and consumer demand. The Company intends to implement market penetration and sales goals with each new distributor, to regularly monitor the achievement of such goals, to establish effective incentive programs for the distributors and their sales forces, to train the distributors' sales forces and to hold motivational sessions for them and accompany distributor sales people on their sales calls.

     Develop Consumer Awareness

     The Company intends to supplement its wholesale distributors' marketing efforts by increasing the public's awareness of the Independence brand in the territories in which its beers are marketed. A key component of the Company's marketing strategy is to provide opportunities for potential consumers to learn about and sample the Company's beers. The Company intends to develop "Independence" brewpubs which offer for sale, in addition to food, the Company's beer brewed on the premises. The Company may either own and operate these brewpubs or enter licensing arrangements with third parties to do so utilizing the Independence name and products. In addition, the Company anticipates that it will continue to sponsor beer events throughout the year, such as September's "Great Barley Fest," , which promotes the Independence product line, and continue to participate in local events that highlight the Company's products. Moreover, the Company has built and is currently expanding its database of customers. The Company utilizes this database in a direct mail program which conveys information concerning the Company's products and beer events and other general information about brewery happenings. The Company believes that consumers will attend such events and will receive such Company literature, which the Company believes will create a public awareness of the Company's products.

     Develop Consumer Loyalty Through High-Quality Products

     The Company believes that it can develop brand loyalty by producing consistent high-quality products. The Company currently produces its beers under the supervision of its Brewmaster, Mr. William Moore. The Company received a gold medal for its Independence Franklinfest at the 1996 Great American Beer Festival and a bronze medal for its Independence Gold at both the 1996 Great American Beer Festival and the Association of Brewers' 1996 World Beer Cup International Competition. In addition, the Company leases and operates its own brewing facility to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. The Company uses high-quality natural ingredients in its brewing process and employs third party testing laboratories to assure that high-quality standards are maintained. Management believes that its award-winning Brewmaster, its emphasis on product quality and its control over its production process are critical competitive advantages which have resulted in superior quality award winning products. The Company intends to capitalize on its high-quality products to build brand loyalty.

Products

     The Company produces a variety of unpasteurized full-flavored craft beers using traditional European brewing methods which do not employ any cereal adjuncts, syrups, sugars, additives or preservatives. The Company brews its beers using high-quality two row malts, specialty roasted malts, imported and domestic hops, cultured ale or lager yeast strains and other natural ingredients. All of the Company's product formulas and brewing procedures have been developed by William Moore. Mr. Moore has extensive experience in product formulation. The Company received a gold medal for its Independence Franklinfest brand in the Marzen/Oktoberfest category at the 1996 Great American Beer Festival and a bronze medal in the Golden Ale/Canadian-Style Ale Category for its Independence Gold brand at both the 1996 Great American Beer Festival and the Association of Brewers' 1996 World Beer Cup International Competition. In addition, while at Stoudt Brewery, a craft-brewer in Adamstown, Pennsylvania, Mr. Moore produced beers which won seven gold, six silver, and one bronze medal at the Great American Beer Festival.

         The Company currently produces seven products, four of which are seasonal brands and each of which has its own distinctive combination of flavor, color and clarity. The Company's product offerings consist of:

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

          Independence William's Winter Warmer -- Winter Seasonal This strong traditional English style ale employs both English & American malt and hops and has a high alcohol content (6% by weight and 7.2% by volume) to warm you up as the air turns colder. Even though it is immensely potent it sill has a soft, smooth, taste. The Winter seasonal has a sweet toffee flavor with a malty texture and a deep bronze color.

          Independence Uncle E$B -- Spring Seasonal A traditional Extra Special bitter with two-row English malts and a variety of specialty malts is hopped with authentic East Kent Goldings and Fuggles. It has a rich, malty flavor with a sweet finish. The E$B is a robust brew with a sienna copper color and medium body.

          Independence Betsy's Kristall Wheat -- Summer Seasonal Betsy's Kristall Wheat is light in body, has a high carbonation with fruity/spicy overtones, and hints of clove and banana. The presence of unmalted wheat also improves the head retention of this flavorful brew.


          Independence Thomas's Blonde Bock -- Fall Seasonal Coming in the Fall of 1998.

          All seasonals are available in draft and 12 oz. bottles.

          The Company anticipates modifying its product offerings to produce additional seasonal beers. In an effort to be responsive to changing consumer style and flavor preferences, the Company engages continually in the development and testing of new products. The Company believes that the continued success of craft brewers will increasingly depend upon their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences. The Company's brewing equipment enables it to develop and produce small batches of experimental beer within 14 to 28 days for tasting, testing and analysis by management. The Company intends to continue to introduce new and different seasonal brews from time to time utilizing new ingredients which it hopes will appeal to its target market.

Brewing Facility


     The Company leases a 32,000 square foot facility on approximately 3.5 acres in Philadelphia, Pennsylvania and hired brewery engineers to design and install a brewery to meet its special requirements. Production began in March 1995, and the Company produced approximately 5,200 barrels in the year ended December 31, 1997, approximately 400 barrels of which were produced for third parties pursuant to contract brewing arrangements. See "-- Contract Brewing Arrangement." The Company's current brewing equipment has the capacity to brew 40,000 barrels per year, which is dependent in part on the style of products produced. The Company has installed a new bottling line in 1997 that increased its bottling capacity to 150 bottles per minute and an automated keg filling unit which can clean and fill sankey kegs at the rate of 60 per hour. Additionally, the Company's brewing capacity has been incrementally expanded by the addition of fermentation tanks, finishing tanks and refrigeration equipment at the existing facility in 1997.


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


     Brewing Equipment. The Company uses state of the art brewing equipment, which was supplied by JV Northwest, one of the United States' leading brewing equipment manufacturers. The Company's facility contains a four vessel 40 barrel brewhouse with separate hot and cold liquor tanks. The four vessel system best utilizes the Company's brewer's time as the flow process is constantly moving forward from mash-mixer to lauter tun, brew kettle and whirlpool to enable multiple batch brewing in a 10 to 12 hour day. An indoor silo houses 50,000 lbs of two row malt which enables a lower bulk rate purchase cost. The mill room features a digitally programmed grist case which weighs the milled malts prior to auguring into the brewhouse. Current capacity is determined by the Company's fermentation vessels, which consist of four 80 barrel and three 160 barrel fermenters. In addition, the Company installed one 80 barrel; two 160 barrel and two 320 barrel finishing tanks in 1997, thus enabling annual brewing of approximately 40,000 barrels and increasing production capacity by 300% over 1996. Two 160 barrel finishing tanks are used to measure production and check for proper carbonation. The Company believes that its brewing methods are cost effective and produce high-quality ales and lagers.

     Bottling and Kegging. Like many other craft-brewed beers, the Company's products are not pasteurized. Accordingly, they must be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste. The Company packages its craft beers in both bottles and kegs. The Company purchased a new bottling line during 1997. Bottled beer must be polished filtered to more thoroughly remove undesirable spoiling elements. Twelve ounce bottles are rinsed through a twist rinser, filled on new 24 valve double pre-evacuation filler, that lowers the quantity of air in each bottle, thereby allowing the Company's product to have a shelf-life of up to 120 days. The Company recently purchased a new hydraulic micro filter to increase product quality and attain this increased shelf-life. The bottles are then automatically labeled, packed and sent to a case sealer before being stored in a 2,000 square foot cold box. The bottles are freshness-dated for the benefit of consumers. Draft beer is packaged in new sankey style kegs which are more expensive yet preferred by retailers for their ease of handling and storage. In 1997, the Company also installed an automated keg filling unit which can clean and fill 60 kegs per hour. Draft beer is also stored in the Company's on-site cold storage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Product Distribution

     The Company's products are available for sale to consumers from kegs or in bottles at restaurants, taverns, bars, sporting events and liquor stores, as well as at supermarkets, directly at the brewery and at convenience stores. The Company's products are generally delivered to these retail outlets through a network of 17 independent wholesale distributors, whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who typically have local distribution relationships with one or more national beer brands. In addition, in two counties in Pennsylvania, the Company exclusively sells its products directly to retailers. Three wholesale distributors accounted for approximately 19%, 12% and 12% of the Company's sales for the year ended December 31, 1997. Two customers accounted for approximately 12% and 10% of the Company's sales during the year ended December 31, 1996. The loss of any wholesale distributor, if not immediately replaced, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company, together with its distributors, markets its products to retail outlets and generally relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space, create demand for its products and to oversee timely rotation of inventory to ensure the continuing freshness of its products. The Company will also offer its products directly to consumers at brewpubs if the Company establishes such operations in the future.

Marketing and Sales


     Sales of the Company's draft beer began in May 1995, with bottle sales commencing in June 1995. As of April 30, 1998, the Company maintained a sales and marketing staff of six sales representatives, whose efforts are focused primarily on assisting the Company's distributors with promotions and product placements. In addition, the Company has retained two additional sales representatives on a commission basis, who provide similar services. The Company has hired an experienced sales manager to manage the growth and productivity of its sales force. In order to service an increased distribution network and build relationships with additional distributors, the Company intends to hire additional sales representatives to motivate distributors to increase sales of the Company's products and to stimulate retailer and consumer demand. The Company presently markets its products in a region comprised primarily of Pennsylvania, New Jersey, Delaware, Virginia, Maryland and the District of Columbia, and to a lesser extent in Florida and Massachusetts.


     The Company has advertised its products in local newspapers, billboards, on the radio, and to a lesser extent,T.V., and in specialty beer publications within these markets. In addition, the Company promotes its products through its direct mail program, including a quarterly newsletter, advertising in specialty beer publications, its beer events and the use of point of sale promotional materials, such as table tents, posters and signs in retail outlets. The advertising and promotional materials are designed to stress the unique qualities of the Company's products, such as product freshness and the styles of beers offered. These advertising and promotional materials also highlight the Company's Brewmaster and the Company's primary focus on product quality. The Company believes that this promotional campaign will help develop and maintain a high-quality image for the Company's brewery and its products which the Company anticipates will result in increased sales of the Company's products. The Company currently conducts public relations activities internally. See "-- Strategy -- Develop Consumer Awareness."

     To promote retail product sales, the Company periodically offers "post-offs," or volume price discounts to distributors. Distributors and retailers often participate in these price discounts. In addition, the Company anticipates that it may in the future offer such promotions in additional markets in response to local competition.

Competition

     The highly fragmented craft beer segment has been one of the fastest growing segments of the domestic beer industry although in the past year such growth has lessened somewhat. The Company competes primarily with other participants in the craft beer segment of the domestic beer market in its region such as Dock Street Brewing Company, Red Bell Brewing Company, Stoudt's Brewing Company, Lancaster Malt Brewing Company, Weyerbacher Brewing Company and Victory Brewing Company, and with imported beers such as Heineken, Amstel, Corona and Guinness brands and mass-market national brewers such as Yeungling, Miller, Anheuser-Busch, Coors and Stroh. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, transportation costs, distribution coverage and, to a lesser degree, price.

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

Contract Brewing Arrangement

The Company has entered into an arrangement to utilize a portion of its excess production capacity to provide contract brewing services to a third party which markets and sells beer produced by the Company, under the third party's own proprietary labels. Although margins for contract brewing are lower compared to the sale of the Company's own products to wholesale distributors, the Company expects this business to continue until such time as the Company's own products fully utilize production capacity. Approximately 1% and 16% of the Company's revenues resulted from contract brewing in 1997 and 1996, respectively, In 1998, the Company expects to produce 2,000 barrels under this private label brewing contract.

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

     Trademarks

     The Company has filed applications to register "1776" and "FranklinFest" with the United States Patent and Trademark office. Although the Company expects "1776" and "FranklinFest" to be registered in due course, there can be no assurance any such trademarks will be registered, or if registered, there can be no assurance that they will not be challenged at some later date. Independence Brewing Company of Florida, Inc. ("Independence Florida"), a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the "Independence" name and logo and the name "Independence Brewery and Restaurant" (the "Independence Marks"), has filed federal trademark and service mark applications for "Independence Brewery and Restaurant" (the "Applications"). The Company has entered into an agreement with Independence Florida (the "Florida Agreement") whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company, (ii) Independence Florida was granted a perpetual royalty free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company will not operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida. In addition, the Company recently acquired the Blue Hen Beer and Gravity Ale trademarks and intends to shortly effect an assignment of the marks to the Company. See Item 1. Business -- Strategy -- Brand Acquisitions.


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

Employees


     At April 30, 1997 the Company had 16 employees, including six in production, six in sales and marketing, and four in administration. Of these, two are part-time employees. The Company believes its relations with its employees to be good.


Item 2. Properties

     The Company currently leases an approximately 32,000 square foot facility on approximately 3.5 acres in Philadelphia, Pennsylvania for its executive offices and its brewery at a current cost of $5,866.00 per month, plus all applicable taxes, insurance premiums, expenses for utilities and costs for any other services assessed against the property. The lease on this facility terminates on November 30, 2004. The rent expense increases each year of the lease up to $9,333.33 per month in the final year of the lease. The Company has an option to purchase such property for $700,000, increasing each year up to $800,000 on November 30, 2001, at which time such option expires. The Company believes it has adequate space to conduct its operations.

Item 3. Legal Proceedings

     The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters


     The initial public offering of the Company's common stock and redeemable warrants was consummated on February 11, 1997 (the "IPO"). The stock and warrants have been thinly traded since the IPO.


     The Company's common stock and redeemable warrants are traded on the Nasdaq SmallCap Market under the symbols "IBCO" and "IBCOW," respectively.


     As of April 30, 1998, there were 51 holders of record of the Company's common stock and four holders of record of the Company's redeemable warrants. The Company believes that, as of April 30, 1998, there were greater than 300 beneficial holders of the Company's common stock and redeemable warrants.


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto and the other sections contained in this Prospectus.

Overview


     Independence Brewing Company was incorporated in May 1994 and began distribution of its Independence Ale in kegs and bottles in May 1995 and June 1995, respectively. The Company's brewery, located in Philadelphia, Pennsylvania, was completed and became operational in late February 1995 and commenced brewing in March 1995. For the period from June 1994 through February 1995, the Company's principal activities were raising capital, securing third party financing and completing construction of its brewing facility. The Company currently produces seven products: Three styles of beer which are offered year-round, Independence Ale, Independence Gold and Independence Franklinfest and four which are seasonal beers, Independence William's Winter Warmer (winter) Independence Uncle U$B (spring) Independence Betsy's Kristall Wheat (summer) Independence Thomas's Blonde Bock (fall). The Company anticipates modifying its product offerings to produce additional seasonal beers. The Company's current brewing equipment has the capacity to brew approximately 40,000 barrels per year, which is in part dependent on the style of beer produced. In 1997, gross sales totaled $690,648 on approximately 5,200 barrels of production, as compared to gross sales of $540,335 for 1996 on approximately 4,230 barrels of production. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company believes that the considerable resources expended by the Company's management in connection with the IPO had an adverse effect on the Company's operating results in the fourth quarter of 1996 and may have a material adverse effect on the Company's operating results in the first half of 1997. The Company's revenues are generated predominantly from sales of beer to independent third party wholesale distributors. In addition, the Company derives revenues from the sale of its products directly to retailers and from contract brewing arrangements in which the Company utilizes a portion of its excess capacity to produce beers for third parties which market and sell such products under their own label. The Company has recently completed acquisitions of certain existing brands other licensing arrangements and expects to continue to do so in 1998, See "Item 1 Business Stategy Brand Acquisition." To the extent that the Company is not able to utilize this excess capacity, the Company believes that operating margins will continue to be negatively impacted. In 1997, approximately 1% of the Company's revenues resulted from its contract brewing operations.


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

     The Company's capacity utilization has a significant impact on gross profits. Most capital costs associated with building a brewery and fixed and semi-variable costs related to operating a brewery are incurred prior to or beginning upon commencement of production at the brewery. Although the Company's brewing equipment has the capacity to brew approximately 40,000 barrels per year, in 1997, the Company produced approximately 5,200 barrels due primarily to its bottling line deficiencies and slower than anticipated sales. Because the initial production level has been substantially below the brewery's maximum designed brewing capacity, operating margins have been negatively impacted. The

Company expects this impact to be reduced if and as the brewery's actual production increases. In addition, the Company expects the incremental costs of shipping beer from the Company's existing brewery to continue to increase as the volume of beer supplied to more distant markets increases.



Years Ended December 31, 1997 and 1996

Gross sales for the quarter ended December 31, 1997 were $238,466 an increase of 114% when compared to $111,500 for the comparable year-ago quarter. Gross sales for the twelve months ended December 31, 1997 were $690,648, an increase of 28% when compared with $540,335 for the comparable year-ago period. The increase in net sales from the comparable periods last year was due to increased sales volume.

Excise taxes for the quarter ended December 31, 1997 were $7,932 as compared with $9,162 for the comparable year-ago quarter. Excise taxes for the twelve months ended December 31, 1997 were $31,429 as compared with $33,375 for the comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended December 31, 1997 were approximately 3% as compared with 8% for the comparable year-ago quarter. Excise taxes as a percentage of sales for the twelve month period ended December 31, 1997 was approximately 5% as compared with 6% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

Cost of goods sold for the quarter ended December 31, 1997 were $272,767 or 114% of sales, as compared to $219,384 or 197% of sales for the comparable year-ago quarter. Cost of goods sold for the twelve months ended December 31, 1997 were $1,021,926 or 148% of sales as compared to $801,482 or 148% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was due to higher raw materials costs as a result of increased sales volume, as well as increases in depreciation, production salaries, and production supplies expense. The installation of new bottling and brewing equipment resulted in increased depreciation costs for the Company. The increase in production salaries reflects an increase in brewery personnel from the previous comparable period. The increase in production supplies is due to costs associated with the operation of the Company's new bottling equipment.

Advertising, promotional, and selling expenses for the quarter ended December 31, 1997 were $288,451 or 121% of sales, as compared to $56,547 or 51% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the twelve months ended December 31, 1997 were $678,312 or 98% of sales, as compared to $158,105 or 29% of sales for the same period last year. The increase in advertising expense from the comparable periods of a year-ago was primarily due to the launching of a major advertising campaign which included billboard, magazine, radio and cable television advertisements. In addition, there were increased costs associated with merchandising and direct mail campaigns.

General and administrative expenses for the three months ended December 31, 1997 were $199,671 or 84% of sales, as compared to $135,994 or 122% of sales for the comparable year-ago quarter. General and administrative expenses for the twelve months ended December 31, 1997 were $866,441 or 125% of sales, as compared to $413,004 or 76% of sales for the same period last year. The increase in G & A expense from the comparable periods of a year-ago were primarily due to increased salary, amortization, insurance and professional fees costs. The Company incurred increased salary expenses in connection with the addition of new sales representatives and additional management personnel. Authorization increased as a result of a $60,000 direct write-off of financing fees. Insurance expense rose in part due to the addition of a Directors and Officers general policy. Professional fees rose as a result of higher legal and accounting costs associated with the Company's initial public offering as well as expenses related to the analysis and negotiation of potential acquisition for the Company.

Interest expense for the quarter ended December 31, 1997 was $11,754 as compared to $225,633 for the comparable year-ago quarter. Interest expense for the twelve months ended December 31, 1997 were $2,993,159 as compared to $377,551 for the comparable year-ago period. Interest expense increased substantially during 1997 in comparison to 1996 due to the write-off of an unamortized original issue discount and financing costs aggregating approximately $2,916,256 in connection with the repayment of the Company's debentures and series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for 1997 is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA" Loan) and Philadelphia Industrial Development Corporation notes ("PIDC Notes").

Other income, net for the quarter ended December 31, 1997 was $33,150 as compared to $98 for the comparable year-ago quarter. Other income, net for the twelve months ended December 31, 1997 was $124,030 as compared to $19,965 for the comparable year-ago period. The increase in other income, net from comparable year-ago periods was primarily due to interest earned on excess funds resulting from the Company's initial public offering in 1997.


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

Liquidity and Capital Resources

     Cash flows used in operation activities for the twelve months ended December 31, 1997 totaled $1,847,992 as compared to $695,746 for the comparable year-ago period. The increase in use of cash is primarily due to the Company's operating loss for 1997 and a significant decrease in accounts payable.

     Cash used in investing activities for the twelve months ended December 31, 1997 totaled $974,372 as compared to $588,525 for the same period last year. The increase in the use of cash was the result of the purchase of new bottling and brewing equipment and the cost of acquiring a trademark.

     Cash provided by financing activities for the twelve months ended December 31, 1997 totaled $3,688,089 as compared to $1,644,973 for the comparable year-ago period. This increase was due to net proceeds of $5,285,206 as a result of the Company's initial public offering which was only partially offset by the repayment of debentures, preferred stock and other outstanding debt.



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


     In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow all of the qualified shareholders of the Company to participate in the purchase of the Debentures, Winfield received a warrant (the "Series B Warrant") which entitles Winfield to purchase 3.5 million shares of Common Stock of the Company at a price of $6.00 per share. The Series B Warrant is immediately exercisable and expires five years following the Company's initial public offering. At December 31, 1997, all 3,500,000 warrants were still outstanding and unexercised.


     In connection with the Private Placements, Winfield received a $15,000 processing fee and a $45,000 commitment fee. The Debentures and the Series B Preferred Stock were repaid from the net proceeds of the IPO. In connection with the issuance and repayment of the Debentures and the Series B Preferred Stock from the net proceeds of the IPO, the Company wrote off (i) unamortized original issue discount of $1,159,129 and $1,757,127, respectively, and (ii) deferred financing costs of $29,528 and $26,328 relating to the Debentures and the Series B Preferred Stock, respectively. See Note M of the Company's Financial Statements.

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

Net Operating Loss Carryovers


     The Company has net operating loss ("NOL") carryovers as deductions against future taxable income under federal income tax law of approximately $6,312,000 as of December 31, 1997.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 1 -- Business and Item 6 -- Management's Discussion and Analysis or Plan of Operation, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements:

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

     Ability to Manage Growth; Expansion into New Markets. The Company's future success depends in part on its ability to manage growth as it increases its production, broadens the distribution of its products to both existing and new markets, expands its product offerings and, possibly, enters the brewpub business. There can be no assurance that the Company will be able to hire new employees when needed or on favorable terms or that any such new employees will be successfully integrated into the Company's management.

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

     Entrance into the Brewpub Business. The Company intends to enter into the brewpub business in 1998 as is actively seeking opportunities for brewpub acquisitions and/or development. Success will depend upon a variety of factors, including the availability and cost of suitable acquisition candidates and/or building sites, the employment and training of management, brewpub staff and other personnel, regulatory limitations regarding common ownership of breweries and restaurants in certain states, acceptable leasing or financing terms of equipment, cost effective and timely construction of new brewpubs (which construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters and weather conditions) and securing required governmental permits and approvals. There can be no assurance that the Company will be successful in acquiring or opening new brewpubs, that those brewpubs will be opened in a timely manner, or that, if opened, those brewpubs will be operated profitably. New brewpubs typically operate with below normal profitability and incur certain additional costs in the process of achieving operational efficiencies during the first several months of operation. In addition, the Company may either own or operate these brewpubs or enter into licensing arrangements for others to do so utilizing the Independence name. Accordingly, the Company may be subject to risks of licensing its name to third party entities.

     Dependence on Key Personnel; Inexperience of Management. The Company's new success substantially depends upon the efforts of the Company's President and Chief Executive Officer, Robert W. Connor, Jr., the Company's Brewmaster and Vice President, William Moore.

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

Item 7. Financial Statements

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Independence Brewing Company


         We have audited the accompanying balance sheets of Independence Brewing Company as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Brewing Company as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




/s/GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 6, 1998

                          INDEPENDENCE BREWING COMPANY

                                 BALANCE SHEETS




                                                                                                     December 31,
                                                                                             ----------------------------
          ASSETS                                                                                1997             1996
                                                                                             -----------     ------------
Current assets
    Cash and cash equivalents                                                                $ 1,229,209     $    363,484
    Accounts receivable                                                                           34,211           17,126
    Inventories                                                                                  164,787          134,816
    Advances to officer                                                                              -             10,000
                                                                                             -----------     ------------

          Total current assets                                                                 1,428,207          525,426

Equipment and leasehold improvements, net                                                      2,154,541        1,395,875
Deferred charges                                                                                  90,820        2,981,931
Deferred stock issuance costs                                                                        -            338,910
Other                                                                                             48,941           25,902
                                                                                             -----------     ------------

                                                                                             $ 3,722,509     $  5,268,044
                                                                                             ===========     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                                        $   108,000     $    100,264
    Accounts payable                                                                             283,655          690,059
    Accrued expenses                                                                              11,916           67,716
                                                                                             -----------     ------------

          Total current liabilities                                                              403,571          858,039

Long-term liabilities
    Deferred rent                                                                                 46,579           35,436
    Convertible debentures                                                                           -            800,000
    Long-term debt                                                                               406,670          517,497
                                                                                             -----------     ------------

          Total liabilities                                                                      856,820        2,210,972
                                                                                             -----------     ------------

Series B preferred stock, $10.00 par value - authorized, 500,000 shares;
    issued and outstanding, 70,000 shares                                                            -            700,000
                                                                                             -----------     ------------

Shareholders' equity
    Common stock, no par value - authorized, 19,000,000 shares; issued and outstanding, 3,207,078 and 2,307,078 shares in 1997 and
       1996, respectively                                                                      8,976,634        3,691,428
    Accumulated deficit                                                                       (6,110,945)      (1,334,356)
                                                                                             -----------     ------------

          Total shareholders' equity                                                           2,865,689        2,357,072
                                                                                             -----------     ------------

                                                                                             $ 3,722,509     $  5,268,044
                                                                                             ===========     ============



The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                            STATEMENTS OF OPERATIONS





                                                              Years ended December 31,
                                                            ----------------------------
                                                                1997             1996
                                                            -----------      -----------

Sales                                                       $   690,648      $   540,335

Less excise taxes deficit                                        31,429           33,375
                                                            -----------      -----------

          Net sales                                             659,219          506,960

Cost of goods sold                                            1,021,926          801,482
                                                            -----------      -----------

          Gross loss                                           (362,707)        (294,522)
                                                            -----------      -----------

Advertising, promotional and selling expenses                   678,312          158,015
General and administrative expenses                             866,441          413,004
                                                            -----------      -----------
                                                              1,544,753          571,019
                                                            -----------      -----------

          Operating loss                                     (1,907,460)        (865,541)
                                                            -----------      -----------

Other income (expense)
    Interest expense                                         (2,993,159)        (377,551)
    Other income, net                                           124,030           19,965
                                                            -----------      -----------
                                                             (2,869,129)        (357,586)
                                                            -----------      -----------
          NET LOSS                                          $(4,776,589)     $(1,223,127)
                                                            ===========      ===========

Per share data
    Net loss per common share - basic and diluted           $     (1.54)     $     (1.29)
                                                            ===========      ===========



The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1996




                                                            Common stock
                                                     ---------------------------                               Total
                                                     Number of                          Accumulated        shareholders'
                                                      shares            Amount            deficit             equity
                                                     ---------        ----------        -----------        -------------

Balance at December 31, 1995                         1,166,538        $  266,768        $  (111,229)        $   155,539


Issuance of common stock                             1,140,540         3,424,660                -             3,424,660


Net loss for the year ended
    December 31, 1996                                      -                 -           (1,223,127)         (1,223,127)
                                                     ---------        ----------        -----------         -----------


Balance at December 31, 1996                         2,307,078         3,691,428         (1,334,356)          2,357,072


Issuance of common stock                               900,000         5,285,206                -             5,285,206


Net loss for the year ended
    December 31, 1997                                      -                 -           (4,776,589)         (4,776,589)
                                                     ---------        ----------        -----------         -----------


Balance at December 31, 1997                         3,207,078        $8,976,634        $(6,110,945)        $ 2,865,689
                                                     =========        ==========        ===========         ===========



The accompanying notes are an integral part of this statement.

                          INDEPENDENCE BREWING COMPANY

                            STATEMENTS OF CASH FLOWS




                                                                             Years ended December 31,
                                                                          ----------------------------
                                                                              1997             1996
                                                                          -----------      -----------
Operating activities
    Net loss                                                              $(4,776,589)     $(1,223,127)
    Adjustments to reconcile net loss to net cash used in
          operating activities
       Depreciation and amortization                                          134,705           89,243
       Amortization of original issue discount                                    -            237,441
       Write-off of deferred charges                                        2,972,112              -
       Increase in accounts receivable                                        (17,085)          (2,046)
       Increase in inventories                                                (29,971)         (44,461)
       Increase in other                                                      (23,039)          (7,859)
       (Decrease) increase in accounts payable and accrued expenses          (119,268)         241,303
       Increase in deferred rent                                               11,143           13,760
                                                                          -----------      -----------

              Net cash used in operating activities                        (1,847,992)        (695,746)
                                                                          -----------      -----------

Investing activities
    Purchases of property and equipment                                      (884,372)        (528,525)
    Other                                                                     (90,000)         (60,000)
                                                                          -----------      -----------

              Net cash used in investing activities                          (974,372)        (588,525)
                                                                          -----------      -----------

Financing activities
    Proceeds from subordinated convertible notes                                  -            188,300
    Repayments of long-term debt                                             (103,091)         (35,795)
    Proceeds from issuance of preferred stock                                     -            700,000
    Payments to reacquire preferred stock                                    (700,000)             -
    Proceeds from issuance of common stock, net                             5,285,206           10,015
    Payments under capital lease obligations                                   (4,026)          (2,397)
    Repayments from (to) officers, net                                         10,000          (15,150)
    Proceeds from convertible debentures                                          -            800,000
    Repayments of convertible debentures                                     (800,000)             -
                                                                          -----------      -----------

              Net cash provided by financing activities                     3,688,089        1,644,973
                                                                          -----------      -----------

              Net increase in cash and cash equivalents                       865,725          360,702

Cash and cash equivalents at beginning of year                                363,484            2,782
                                                                          -----------      -----------

Cash and cash equivalents at end of year                                  $ 1,229,209      $   363,484
                                                                          ===========      ===========




The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




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

    2. Supplemental Cash Flow Information

    Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Cash paid for interest for the years ended December 31, 1997 and 1996 was $122,339 and $93,674, respectively.

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

                           December 31, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Additionally, the Company maintains cash balances in a financial institution in Philadelphia. These funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured amounts held at this financial institution totalled approximately $1,188,000 at December 31, 1997.

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

    The Company adopted, effective January 1, 1996, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement did not have a material impact on the Company's financial position or results of operations.

    7. Advertising, Promotional and Selling Expenses

    Advertising, promotional and selling expenses are charged to expense during the period in which they are incurred. Total advertising, promotional and selling expenses for the years ended December 31, 1997 and 1996 were $678,312 and $158,015, respectively.

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

                           December 31, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9. Fair Value of Financial Instruments

    SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and long-term debt. Based on the borrowing rates currently available to the Company, long-term debt approximates fair value at December 31, 1997 and 1996.

    10. Related Party Transactions

    The Company has entered into numerous related party transactions involving indebtedness, including the guaranteeing of certain indebtedness. These transactions are described in notes E, F, G, I, M and N.

    11. Loss Per Common Share

    The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128.


    Loss per common share has been restated for the 100% stock dividend, effected in the form of a stock split, issued on January 5, 1996 to shareholders of record on December 6, 1995 (note J). Warrants were not considered because they are antidilutive. In connection with the Private Placements (note M), 1,038,188 shares issued have been treated as outstanding from the date of issuance in calculating loss per common share because such shares were issued for consideration below the Public Offering price of $5.00 per share (note J).


    12. Reclassification

    Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE B - INVENTORIES

    Inventories consist of the following:

                                                                                                 1997             1996
                                                                                             -----------      -----------
       Raw materials                                                                         $    45,903      $    11,513
       Work in process                                                                            32,469           21,703
       Finished goods                                                                             20,272           30,410
       Packaging                                                                                  66,143           71,190
                                                                                             -----------      -----------

                                                                                             $   164,787      $   134,816
                                                                                             ===========      ===========

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following:

                                                              Estimated useful lives             1997             1996
                                                              ----------------------         -----------      -----------
       Brewing equipment                                           5 to 20 years             $ 2,103,108      $ 1,336,315
       Leasehold improvements                                      10 years                      285,147          193,681
       Transportation equipment                                    5 years                        15,250           15,250
       Computer equipment and software                             3 to 5 years                   26,112           15,250
                                                                                             -----------      -----------
                                                                                               2,429,617        1,545,246
       Less accumulated depreciation and amortization                                            275,076          149,371
                                                                                             -----------      -----------
                                                                                             $ 2,154,541      $ 1,395,875
                                                                                             ===========      ===========

    Depreciation  and  amortization  expense for the years ended  December 31, 1997 and 1996 was $125,705 and $89,243, respectively.

NOTE D - DEFERRED CHARGES

    Deferred charges consist of the following:

                                                                                                 1997             1996
                                                                                             -----------      -----------
       Deferred interest (original issue discount)                                           $         -      $ 3,147,471
       Financing fees                                                                             11,221           71,221
       Organizational costs                                                                        2,417            2,417
       Trademark                                                                                  90,000              -
                                                                                             -----------      -----------
                                                                                                 103,638        3,221,109
       Less accumulated amortization                                                              12,818          239,178
                                                                                             -----------      -----------
                                                                                             $    90,820      $ 2,981,931
                                                                                             ===========      ===========

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




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

    On August 12, 1996, all of the foregoing notes, including accrued interest of $13,246, were converted into 92,182 shares of Common Stock. Additionally, aggregate unamortized deferred interest charges of $17,708 were written off as of August 12, 1996 (note J).

NOTE F - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                 1997            1996
                                                                                             -----------      -----------
       Small Business Administration (SBA) Note (1)                                          $   337,900      $   404,912
       Philadelphia Industrial Development Corporation (PIDC) Note (2)                           176,770          212,849
                                                                                             -----------      -----------
                                                                                                 514,670          617,761
       Less current portion                                                                      108,000          100,264
                                                                                             -----------      -----------

                                                                                             $   406,670      $   517,497
                                                                                             ===========      ===========


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE F - LONG-TERM DEBT - Continued

    (1) Principal of $6,092 is due monthly plus interest payable at the prime rate plus 2% (10.5% and 10.25% at December 31, 1997 and 1996, respectively). Interest expense for the years ended December 31, 1997 and 1996 was $39,824 and $43,369, respectively. The note is secured by substantially all of the Company's assets, an annuity and certificate of deposit, and personal guarantees of the Company's President.

    (2) Principal and interest payments of $3,389 are due monthly. Interest is payable at 3.75%. Interest expense for the years ended December 31, 1997 and 1996 was $7,971 and $8,550, respectively. The note is secured by substantially all of the Company's assets and personal guarantees of the Company's President.

    Principal repayments due on long-term debt at December 31, 1997 are as follows:

           1998                               $   108,000
           1999                                   108,941
           2000                                   110,309
           2001                                   111,728
           2002                                    75,692
                                              -----------

                                              $   514,670
                                              ===========

NOTE G - ADVANCES TO OFFICER

    Advances to the President totalled $10,000 at December 31, 1996. These advances, bearing interest at a rate equal to the prime rate (effectively 8.25%), including accrued interest, were paid back to the Company during 1997.

NOTE H - INCOME TAXES

    The Company has incurred net operating losses for financial statement and income tax reporting purposes since inception. Accordingly, no provision for income taxes has been made for 1997 or 1996.

    The Company's income tax provision can be reconciled to that determined by applying the statutory federal income tax rate of 34% to the pretax losses for 1997 and 1996 as follows:

                                                                1997             1996
                                                            -----------      -----------
       Expected tax benefit at 34%                          $(1,924,040)     $  (401,662)
       Non-deductible offering expenses                          22,465           11,305
       Deferred tax valuation allowance                       1,521,937          362,357
       Other                                                     79,368           39,305
                                                            -----------      -----------

       Income taxes                                         $        -       $        -
                                                            ===========      ===========

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996


NOTE H - INCOME TAXES - Continued

    Deferred tax assets and liabilities reflected in other assets and liabilities are as follows:

                                                   1997             1996
                                               -----------     ------------
       Depreciation                            $  (180,641)    $    (90,098)
       Net operating loss carryovers             1,686,638          440,407
       Other                                        15,940           12,048
                                               -----------     -------------
                                                 1,521,937          362,357
       Valuation allowance                      (1,521,937)        (362,357)
                                               -----------     ------------

       Net deferred tax asset                  $        -      $         -
                                               ===========     ============

    In view of the Company's history of net operating losses, management has provided a valuation allowance for the full amount of the deferred tax asset at December 31, 1997 and 1996.

    The Company has net operating loss carryover deductions of $6,312,045 expiring as follows:
                                                                  Amount
                 Year                                            expiring
                 ----                                          -----------
                 2010                                          $    57,110
                 2011                                            1,294,784
                 2012                                            4,960,151
                                                               -----------

                                                               $ 6,312,045
                                                               ===========

NOTE I - COMMITMENTS AND CONTINGENCIES

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

       Year ending December 31,
       ------------------------
                1998                                           $    93,000
                1999                                                96,000
                2000                                                90,000
                2001                                                89,000
                2002                                                95,000
                Thereafter                                         215,000
                                                               -----------
                                                               $   678,000
                                                               ===========
                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

    The Company has entered into a sublease agreement for a portion of its rented manufacturing facility. This sublease is on a month-to-month basis and has provided approximately $9,300 of rental income for each of the years ended December 31, 1997 and 1996. Rent expense for the years ended December 31, 1997 and 1996 was $81,704 and $80,964, respectively.

    2. Other

    In the normal course of business, the Company has been named as a defendant in certain lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

    3. Employment Agreements

    On August 12, 1996, the Company entered into a three-year employment agreement with the President and Chief Executive Officer expiring on August 12, 1999. Compensation under this agreement is $50,000 per year, such salary was increased to $100,000 effective February 14, 1997, plus annual increases of not less than 10% of the prior year's salary for the first two years after February 14, 1997 and annual bonuses as determined by the Board. The agreement provides a covenant not to compete with the Company during the term of employment and for a two-year period after employment ends. Finally, if terminated for any reason, other than "cause," "disability" or "death," each as defined therein, the Company shall pay salary accrued through the date of termination and for two years thereafter.

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


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

    4. Trademarks Protection


    The Company filed applications to register "1776" and "FranklinFest" with the United States Patent and Trademark office in 1996. Although the Company expects "1776" and "FranklinFest" to be registered in due course, there can be no assurance any such trademarks will be registered, or if registered, there can be no assurance that they will not be challenged at some later date. Independence Brewing Company of Florida, Inc. (Independence Florida), a corporation that is currently operating a brewpub in Ft. Laurderdale, Florida, utilizing the "Independence" name and logo and the name "Independence Brewery and Restaurant" (the Independence Marks), has filed federal trademark and service mark applications for "Independence Brewery and Restaurant" (the Applications). The Company has entered into an agreement with Independence Florida (the Florida Agreement) whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company,
    (ii) Independence Florida was granted a perpetual royalty-free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company will not operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida. In addition, the Company recently acquired the Blue Hen Beer and Gravity Ale trademarks and intends to shortly effect an assignment of the marks to the Company. See Item 1. Business -- Strategy -- Brand Acquisitions (Note P).

    The Company entered into an exclusive license and purchase agreement with Moosehead Brewing Company (Moosehead) for use of Moosehead's registration for "The Taste of Independence" and its pending U.S. trademark application for the mark "Independence" for brewed alcoholic beverages (the Moosehead Marks) in 1996. This agreement is for a two-year license for use of the Moosehead Marks in the United States whereby the Company will pay Moosehead $30,000 per year for such right and, upon termination of such two-year period, all rights to the use of "Independence" will be transferred to the Company for an additional payment of $30,000.


    The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product packaging, advertising and promotional design, and artwork are important to the Company's success, and such materials are considered protected by common law copyright.

    5. Florida Agreement

    From April 1996 until January 1997, Robert W. Connor, Jr., President and Chief Executive Officer of the Company, was a director, officer and a shareholder of Independence Florida, a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the Independence Marks. In addition, Independence Florida has filed federal trademark and service mark applications for "Independence Brewery and Restaurant." The Company has entered into an agreement with Independence Florida. In addition, pursuant to Mr. Connor's employment agreement with the Company, Mr. Connor will offer to transfer his shares of Common Stock of Independence Florida to the Company if such transfer is permitted pursuant to an existing agreement among Independence Florida and its shareholders. If such shares are not transferred, the Company and Mr. Connor have agreed that the Company will receive any economic benefit from Mr. Connor's shares of Common Stock of Independence Florida, including dividends and sale proceeds in excess of Mr. Connor's original purchase price of such shares.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996



NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

    All future transactions between the Company and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the non-employee members of the Board, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

NOTE J - SHAREHOLDERS' EQUITY

    The Company closed a public offering on February 14, 1997 of 900,000 shares (the Shares) of Common Stock, no par value per share (the Common Stock) and 4,000,000 redeemable Common Stock purchase warrants (the Redeemable Warrants). The Shares and the Redeemable Warrants (collectively, the Securities) were purchased separately and are separately tradable. The initial public offering prices of the Shares and the Redeemable Warrants were $5.00 and $0.50, respectively. In anticipation of this public offering, the Company redeemed all its outstanding fractional shares for cash. Each Redeemable Warrant entitles this registered holder thereof to purchase one share of Common Stock at an exercise price of $6.00 subject to adjustment, commencing on the date of the Prospectus until 60 months from the date of the Prospectus at which time the Redeemable Warrants shall expire. The Redeemable Warrants are redeemable by the Company, with the consent of the underwriter, at any time commencing one year, after the offering, at a redemption price of $0.10 per Redeemable Warrant, provided that the average closing bid price of the Common Stock equals or exceeds $8.00 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. The net proceed received by the Company in connection with the public offering was approximately $5,225,000.

    The Company had granted to the underwriter a 45-day option to purchase up to an additional 135,000 shares of Common Stock and/or 600,000 Redeemable Warrants on the same terms and conditions as set forth above solely to cover overallotments. On February 12, 1997, the underwriter exercised its option to purchase 600,000 redeemable warrants. Proceeds to the Company amounted to approximately $60,000, net of approximately $40,000 of closing costs.

    In addition, the Company has agreed to sell to the underwriter, for nominal consideration, warrants to purchase 90,000 shares of Common Stock and 400,000 Redeemable Warrants (the Underwriter's Warrants). The Underwriter's Warrants are initially exercisable at a price of $6.00 per share of Common Stock and $0.60 per Redeemable Warrant for a period of four years commencing one year from the date of the Prospectus. The Redeemable Warrants underlying the Underwriter's Warrants are exercisable at a price of $7.50 per share of Common Stock.

    During the year ended December 31, 1996, the Company sold 2,332 shares of its Common Stock priced at $3.00 per share through private offerings aggregating $6,996. Additionally, 7,844 shares of Common Stock valued at $3.00 per share were issued to holders of the subordinated convertible notes discussed in note E.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE J - SHAREHOLDERS' EQUITY - Continued

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

    Holders of outstanding shares of Series A Preferred Stock were entitled to receive cumulative cash dividends at a rate of $1.80 per share per annum. Holders of outstanding shares of Series B Preferred Stock shall be entitled to receive cumulative cash dividends at a rate of $1.40 per share per annum. Both the Series A Preferred Stock and Series B Preferred Stock contain mandatory redemption provisions whereby the Company shall redeem all outstanding shares on the five-year anniversary date of the date of issuance of such shares at $10.00 cash per share on the occurrence of certain events, as defined, together with an amount on each redemption date equal to the accrued and unpaid dividends on such shares to the redemption date. The Company redeemed the Series B Preferred Stock with a portion of the net proceeds from their Public Offering.

NOTE K - LOSS PER SHARE

    The Company's calculation of loss per share in accordance with SFAS No. 128 is as follows:

                                                                Year ended December 31, 1997
                                                         -------------------------------------------
                                                             Loss             Shares       Per share
                                                         (numerator)      (denominator)     amount
                                                         -----------      -------------    ---------
       Basic loss per share
          Net loss                                       $(4,776,589)       3,105,982       $(1.54)

       Effect of dilutive securities
          Options                                                -                -            -
                                                         -----------        ---------       ------

       Diluted loss per share
          Net loss plus assumed conversions              $(4,776,589)       3,105,982       $(1.54)
                                                         ===========        =========       ======



                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE K - LOSS PER SHARE - Continued

    Options to purchase 65,000 shares of common stock at an average exercise price of $1.96 per share were outstanding during the year. They were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price.

                                                                    Year ended December 31, 1996
                                                           -----------------------------------------
                                                               Loss             Shares       Per share
                                                           (numerator)      (denominator)     amount
                                                           -----------      -------------    ---------
       Basic loss per share
          Net loss                                         $(1,223,127)       1,573,894       $(1.29)

       Effect of dilutive securities
          Options                                                  -                -            -
                                                           -----------        ---------       ------

       Diluted loss per share
          Net loss plus assumed conversions                $(1,223,127)       1,573,894       $(1.29)
                                                           ===========        =========       ======

NOTE L - CUSTOMER INFORMATION

    1. Major Customers

    Three customers accounted for approximately 19%, 12% and 12% of the Company's sales during the year ended December 31, 1997. Two customers, one being the largest in the current year, accounted for approximately 12% and 10% of the Company's sales during the year ended December 31, 1996.

    2. Contract Brewing Arrangements

    The Company has entered into arrangements to provide contract brewing services to third parties which market and sell beer produced by the Company, but marketed by the third party under such party's own proprietary labels. Approximately 1% and 16% of the Company's revenues resulted from contract brewing in 1997 and 1996, respectively.

NOTE M - PRIVATE PLACEMENTS

    In anticipation of the closing of the financing transactions described below, the Company was advanced $100,000 on each of May 6, 1996 and July 16, 1996, respectively, from Winfield Capital Corporation (Winfield). These notes accrued interest at a rate of 12.75% per annum and were due no later than August 15, 1996. The Company's President personally guaranteed each of the notes. The entire principal amount of each note was repaid in connection with the closing of the Private Placements, and the personal guarantees were released.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE M - PRIVATE PLACEMENTS - Continued

    On August 12, 1996, September 13, 1996 and September 20, 1996, the Company sold $800,000 of debentures convertible into shares of Series A Preferred Stock of the Company (the Debentures) to Winfield and certain shareholders of the Company (collectively, the Purchasers). To the extent that such shareholders did not so participate, Winfield acted as a "standby" purchaser for the entire $800,000 in Debentures being offered. The Debentures bear interest at a rate of 12.75% per annum, provided that if the Debentures are prepaid, as otherwise permitted, the Debentures will bear interest at a rate of 14% per annum from the date of issuance. The Debentures are due five years from date of issuance. The Company is obligated to make monthly principal payments aggregating $22,222 along with accrued interest, commencing 24 months after the sale of the Debentures.

    In consideration of the purchase by the Purchasers of the Debentures, the Purchasers received warrants which entitled them to purchase 415,275 shares of Common Stock for the aggregate exercise price of $2,081 (the Series A Warrants). All of the Series A Warrants were exercised by the Purchasers on September 13, 1996 and September 20, 1997. A deferred interest charge of $3.00 per share, totalling $1,245,825, was assigned to these shares and is being amortized over the terms of the Debentures. The Company repaid these Debentures with a portion of the net proceeds from the Public Offering (note
    J). As a result of this repayment, the Company wrote-off the remaining unamortized original issue discount of $1,159,129 and deferred financing costs of $29,528. These costs are included in interest expense for the year ended December 31, 1997.

    In addition, in consideration of the purchase by Winfield of the Debentures, Winfield received (i) a warrant (the Preferred Warrant) that entitled Winfield to purchase 70,000 shares of Series B Preferred Stock of the Company, par value $10.00, exercisable immediately for an aggregate exercise price of $700,000 and (ii) a warrant (the Series C Warrant) that entitled Winfield to purchase 622,913 shares of Common Stock for the aggregate exercise price of $3,115. Winfield exercised the Preferred Warrant and the Series C Warrant on September 13, 1996. The Company had an obligation to redeem all outstanding shares of Series B Preferred Stock five years from the date of issuance or upon the consummation of the Public Offering (note
    J), including dividends payable to date. A deferred charge of $3.00 per share, totalling $1,868,739, was assigned to these shares and was being amortized over the terms of the Series B Preferred Stock. The Company repaid the Series B Preferred Stock with a portion of the net proceeds from the Public Offering (note J). As a result of this repayment, the Company wrote off the remaining unamortized original issue discount of $1,757,127 and deferred financing costs of $26,328. These costs are included in interest expense for the year ended December 31, 1997.

    In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow certain shareholders of the Company to participate in the purchase of the Debentures, Winfield received a warrant (the Series B Warrant) which entitles Winfield to purchase 3,500,000 shares of Common Stock of the Company at a price of $6.00 per share. The Series B Warrant is exercisable and expires five years following the Company's initial public offering (note
    J). At December 31, 1997, all 3,500,000 warrants were still outstanding and unexercised.


                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE M - PRIVATE PLACEMENTS - Continued

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

NOTE N - RESCISSION OFFER

    During the period from June 25, 1994 through December 1, 1995, the Company offered for sale and sold to investors a total of 207,914 shares of the Company's Common Stock (the Original Shares). During the period from December 1996 through May 1996, the Company offered and sold to investors notes, convertible into shares of Common Stock at maturity in the aggregate principal amount of $263,300 (together with the Original Shares, the Rescission Securities). Because certain of the applicable provisions of federal and state securities laws relating to the registration of securities for offer and sale may not have been complied with in connection with the offer or sale of the Rescission Securities, the Company offered to repurchase the Rescission Securities for cash in an amount equal to the original purchase price plus interest from the date of purchase, less any dividends, interest payments or cash distributions in respect to the Rescission Securities. The Company received rescission acceptances from five shareholders whose investment totalled $24,750 for 18,000 shares of Common Stock. On September 27, 1996, the Company repurchased such shares of Common Stock for an aggregate purchase price, including interest, of $26,927. The Company subsequently sold 18,000 shares of Common Stock to four shareholders for an aggregate purchase price of $24,750. No underwriters were involved and no commissions were paid.

    The investors to which various notes were sold rejected the Rescission Offer, and on August 12, 1996, these investors converted these notes into Common Stock.

NOTE O - STOCK OPTION PLAN

    The Company adopted a nonqualified stock option plan under which it may grant up to 300,000 shares of Common Stock. The Company may not grant any incentive stock options with a purchase price of less than fair market value of the Common Stock as of the date of the grant. Through December 31, 1996, the Company has not granted any options under the Plan.



                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE O - STOCK OPTION PLAN - Continued

    The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 1996, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock options are accounted for under APB Opinion No. 25.

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and loss per share would have been reduced to the pro forma amounts indicated below.

                                                                                              1997
                                                                                          ------------
       Net loss                                             As reported                   $(4,776,589)
                                                            Pro forma                     $(4,838,055)

       Loss per share - basic and diluted                   As reported                       $ (1.54)
                                                            Pro forma                         $ (1.56)

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997: expected volatility of 77.5%, risk-free interest rate of 6.73%, and expected life of 10 years.



                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1997 and 1996




NOTE O - STOCK OPTION PLAN - Continued

    A summary of the status of the Company's option plans as of December 31, 1997 and the changes during the year ending on this date is represented below:

                                                                                                    Weighted
                                                                                                     average
                                                                                                    exercise
                                                                                    Shares           price
                                                                                    ------          --------
       Outstanding, beginning of year                                                   -            $   -
       Granted                                                                      65,000             1.96
                                                                                    ------           ------

       Outstanding, end of year                                                     65,000           $ 1.96
                                                                                    ======           ======

       Weighted average fair value of options granted
           during the year                                                                           $ 1.65
                                                                                                     ======

    The following table summarizes information about options outstanding at December 31, 1997:

                                    Options outstanding                                   Options exercisable
        --------------------------------------------------------------------          ---------------------------
                                                  Weighted
                                  Number          average          Weighted               Number         Weighted
                              outstanding at     remaining          average           outstanding at     average
           Range of            December 31,     contractual         exercise           December 31,      exercise
        exercise prices            1997            life              price                 1997           price
        ---------------       --------------    -----------        ---------          --------------     --------
            $ 1.50                51,000         9.3 years          $ 1.50                17,000          $ 1.50
            $ 3.625               14,000         9.6 years          $ 3.625                  -            $   -
                                  ------                                                  ------

                                  65,000         9.6 years          $ 1.96                17,000          $ 1.50
                                  ======                                                  ======

NOTE P - AQUISTIONS


1. On February 5, 1998, the Company executed a term sheet with Whitetail Brewing, Inc. in which the parties agreed that the Company would receive an exclusive license of the trademark and logo for "Nittany Ale", a newly developed Whitetail Brewing product, for a five (5) year term, in consideration for which the Company agreed to pay the licensor a royalty for every case of Nittany Ale sold. In addition, the Company agreed to engage Wade E. Keech, President and founder of Whitetail Brewing, as exclusive sales representative of the Company in the central and western Pennsylvania regions for which Mr. Wade will receive commissions from the sales of all of the Company's products, including Nittany Ale. The Company anticipates that the foregoing terms will be incorporated in a definitive agreement to be effective on or about May 1, 1998.




2. On March 25, 1998, the Company completed the acquisition of certain assets of America U-Brew, Inc., and its affiliates used in connection with the manufacture, sales and marketing of Gravity Ale, including trademarks, trade names, logo, brand names, recipes and formulas, packaging as well as equipment used in painting the glass bottles used for the Gravity Ale products as well as certain finished goods inventory. Gravity Ale has been sold solely in the Philadelphia area since 1996. The Company plans to expand Gravity Ale sales into a number of additional markets this year.

3. On April 6, 1998, the Company completed the purchase of all of the assets of Blue Hen Beer Company, Ltd., including trademarks, trade names, logo, and brand names connected with the "Blue Hen" brand, packaging and certain finished goods inventory. Based and sold primarily in Delaware since 1988, the Company intends to market and sell Blue Hen Beer in a much broader market in 1998.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                                   MANAGEMENT

Directors and Officers

     Set forth below is certain information regarding the Company's directors and executive officers:



           Name                      Age             Position
           ----                      ---             --------
Robert W. Connor, Jr..............   35    Chairman of the Board, President,
                                           Chief Executive Officer and Treasurer
William Moore.....................   41    Director, Brewmaster and Secretary
Stefan Karnavas...................   35    Director
Michael R. Thompson...............   45    Director
Dominic S. Liberi.................   49    Director
Stuart Winkler....................   45    Director


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

     Stuart Winkler. Mr. Winkler has been a director of the Company since June 18, 1997. Since July, 1988, Mr. Winkler has been employed by A.S. Goldmen & Co., Inc., as Vice President.

     Dominic S. Liberi. Mr Liberi has been a director since July 23, 1997. He is a practicing attorney and has operated a solo practice since May, 1995. From April, 1994 to May, 1995 Mr. Liberi was Of Counsel with the Firm of Clark, Ladner, Fortenbaugh and Young; from March, 1993 to April, 1994, Mr. Liberi was a shareholder and Managing Partner of Mannino Griffitts, P.C., from September, 1991 to March. 1993 Mr. Liberi was Senior Associate with the firm of Rawle and Henderson and from August 1984 to September, 1991, Mr. Liberi was an Associate with the firm of Dilworth Paxson, LLP.

     On May 28, 1997, director, Jacques de Saint Phalle resigned from the Board. He was succeeded by Mr. Winkler.


     One June 18, 1997, Mr. Winkler was appointed to the Board pursuant to the request of the Company's underwriter, A.S. Goldmen & Co., Inc. The Company had agreed to appoint a representative of the underwriter to the Board of Directors under the terms of the Underwriting Agreement between the parties.


     On July 23, 1997, the Board approved a resolution increasing the size of the Board from 5 to 7 positions and Mr. Liberi was appointed to fill one of the vacancies.

     Each member of the Board was elected to hold office for a period of one year and until his successor is elected and qualified or until such director's earlier death, resignation or removal. Directors will not receive any compensation for serving on the Board. The officers are elected by the Board and serve at the Board's discretion.

Item 10. Executive Compensation

Executive Compensation

     The following table sets forth the compensation paid to the Company's Chief Executive Officer for the year ended December 31, 1997 (the "Named Executive Officer"). No other executive officer of the Company received total annual salary and bonus in excess of $100,000 during the year ended December 31, 1997.

                           Summary Compensation Table


                                                        Annual Compensation
                                                       ----------------------
      Name and Principal Position                      Salary           Bonus
      ---------------------------                      ------          -----
Robert W. Connor, Jr.............................      $90,000            --
         Chairman of the Board, President,
         Chief Executive Officer and Treasurer

----------------------

(1) Mr. Connor has entered into an employment agreement which provided for certain increases in his annual salary. See "-- Employment Arrangements."

Director Compensation

     Dominic S. Liberi has served as a director of the Company since, July 23, 1997. Throughout 1997, Mr. Liberi provided legal services to the Company and was paid the sum of $107,061 for his services.

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


     Mr. Anderson entered into an employment agreement (the "Anderson Agreement") with the Company appointing Mr. Anderson as Chief Operating Officer, effective as of March 19, 1997 and terminating on March 18, 2000, subject to termination by either party on each anniversary of the agreement upon 90 days prior notice. The Anderson Agreement provides a base salary of $75,000 per year, plus annual increases based upon the salary policies of the Company and Mr. Anderson's contributions to the Company. Mr. Anderson is also eligible for an annual bonus as determined by the Board. In addition, the Company has agreed to grant Mr. Anderson options to purchase 75,000 shares of Common Stock pursuant to the Company's Stock Plan. Mr. Anderson is subject to a covenant not to compete with the Company during the term of his employment and for a two-year period after his employment with the Company terminates. In addition, if Mr. Anderson is terminated for any reason other than "cause", as defined in the Anderson Agreement, "total disability", as defined therein, or the death of Mr. Anderson, the Company must pay Mr. Anderson, or his heirs, his salary as accrued through the date of termination and for one year thereafter. "Cause" is generally defined as: (i) failure to fulfill his employment duties; (ii) breach of certain covenants in the Anderson Agreement; (iii) commission of a felony or crime of moral turpitude, fraud or misrepresentation, whether or not related to the Company; (iv) any willful act injuring the Company; or (v) the breach of duty of loyalty to the Company. During the term of the Anderson Agreement and at all times after his termination, Mr. Anderson has agreed to retain in confidence and not otherwise use any confidential or proprietary information of the Company. On October 21, 1997, Mr. Anderson and the Company entered into a Settlement Agreement Release and Covenant Not To Sue, terminating the Employment Agreement and releasing the Company from further obligations thereunder in consideration of the payment to Mr. Anderson, of $41,500 by the Company. Mr. Anderson's position has not been continued by the Company.


Committees of the Board of Directors


     In January 1997, the Board formed an Audit Committee and a Compensation Committee. The Audit Committee will review the engagement of the independent accountants, will review and approve the scope of the annual audit undertaken by the independent accountants and will review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The members of the Audit Committee are Messrs. Karnavas and Thompson. The Compensation Committee will review all salary and executive compensation issues for the Company's employees and directors. The members of the Compensation Committee are Messrs. Karnavas and Thompson.



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

     The Stock Plan is administered by the Board, or in the alternative, a committee appointed by the Board whose members are deemed to be "Non-Employee Directors" as that term is defined in Rule 16b-3 under the Exchange Act of 1934 (the "Exchange Act") (such group administering the Stock Plan will be referred to as the "Committee"). The persons eligible to receive Awards under the Stock Plan are those Participants selected by the Committee in its discretion from time to time.

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


     In 1997, the Board awarded stock options totaling 65,000 shares to various sales, operations and administrative personnel.



Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock at April 30, 1998, including the effect of the exercise of any outstanding warrants, by (i) each person known to the Company to beneficially own more than 5% of the Common Stock, (ii) each director and the Named Executive Officer of the Company and (iii) all directors and the Named Executive Officer as a group.


                                               Number of             Percentage of
                 Name and Address of          Beneficially       Outstanding Shares of
                  Beneficial Owner              Owned(1)             Common Stock
                 -------------------          ------------       ---------------------
Robert W. Connor, Jr.......................      574,166                 17.9%
7510 McCallum Street
Philadelphia, PA 19118
Winfield Capital Corp.(2)..................    4,449,941                 66.3%
237 Mamaroneck Avenue
White Plains, NY 10605
William Moore..............................       50,000                  1.6%
274 Diamond Street
Pottstown, PA 19464
Stefan Karnavas............................       19,220                   *
Cobblestone Golf
5220 Fiore Terrace
Apartment M-304
San Diego, CA 92122
Michael R. Thompson........................       18,194                   *
1 Springton Pointe Drive
Newtown Square, PA 19073
Stuart Winkler.............................         none                  --
219 Peacock Lane
Merchantville, NJ 07751
Dominic S. Liberi.........................         3,000                   *
226 Abbey Lane
Lansdale, PA  19446
All officers and directors as a group
(six persons)..............................      664,580                 19.8%

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

Item 13. Exhibits, List and Reports on Form 8-K

(a)  Exhibit No.                    Description
     -----------                    -----------





        27   Financial Data Schedule for year ended December 31, 1997.


-------------

(b) Reports filed on Form 8-K during the last quarter of 1997:

    None

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



Date: April 30, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Robert W. Connor, Jr.           Chairman of the Board,  President           April 30, 1998
-----------------------------       and Chief Executive Officer
Robert W. Connor, Jr.               (principal financial officer and
                                    principal accounting officer)


/s/ Stefan Karnavas                 Director                                    April 30, 1998
-----------------------------
Stefan Karnavas


/s/ William Moore                   Director                                    April 30, 1998
-----------------------------
William Moore


/s/ Michael R. Thompson             Director                                    April 30, 1998
-----------------------------
Michael R. Thompson


/s/ Dominic S. Liberi               Director                                    April 30, 1998
-----------------------------
Dominic S. Liberi


/s/ Stuart Winkler                   Director                                   April 30, 1998
-----------------------------
Stuart Winkler

