Form 10QSB
period 1998-03-31
INDEPENDENCE BREWING CO
filed 1998-05-14
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED   March 31, 1998.

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

                                 Yes  |X|   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 14, 1998, 3,357,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX



                                                                       Page No.
                                                                       --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet at December 31, 1997 and
              March 31, 1998 (unaudited)                                   3

           Statements of Operations for the Three Months Ended
              March 31, 1998 and 1997 (unaudited)                          4

           Statements of Changes in Shareholders Equity for the Three
              Months Ended March 31, 1998 (unaudited) and the
              Year Ended December 31, 1997                                 5

           Statements of Cash Flows for the Three Months Ended
              March 31, 1998 and 1997 (unaudited)                          6


           Notes to Financial Statements                                   7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9


PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       11

Item 6.    Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                 12

                          Independence Brewing Company

                                 BALANCE SHEETS

                                                                      March 31,       December 31,
                                                                        1998             1997
                                                                        ----             ----
                                                                     (unaudited)
         ASSETS
         ------

Current assets
    Cash and cash equivalents                                        $   706,622        $ 1,229,209
    Accounts receivable                                                   20,362             34,211
    Inventories                                                          205,904            164,787
                                                                     -----------        -----------
          Total current assets                                           932,888          1,428,207

Equipment and leasehold improvements, net                              2,183,712          2,154,541
Deferred charges                                                          89,575             90,820
Deferred stock issuance costs                                               --                 --
Other                                                                    134,986             48,941
                                                                     -----------        -----------
                                                                     $ 3,341,161        $ 3,722,509
                                                                     ===========        ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities
    Current portion of long-term debt                                $   132,000        $   108,000
    Accounts payable and accrued expenses                                323,554            295,571
                                                                     -----------        -----------
          Total current liabilities                                      455,554            403,571

Long-term liabilities
    Deferred rent                                                         49,216             46,579
    Long-term debt                                                       412,018            406,670
                                                                     -----------        -----------
          Total liabilities                                              916,788            856,820
                                                                     -----------        -----------
Shareholders' equity
    Common stock, no par value - authorized, 19,000,000
       shares; issued and outstanding, 3,307,078
       shares in 1998 and 3,207,078 shares in 1997, respectively       9,041,634          8,976,634
    Accumulated deficit                                               (6,617,261         (6,110,945)
                                                                     -----------        -----------
          Total shareholders' equity                                   2,424,373          2,865,689
                                                                     -----------        -----------
                                                                     $ 3,341,161        $ 3,722,509
                                                                     ===========        ===========

The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS


                                                       Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      1998             1997
                                                      ----             ----
                                                          (unaudited)

Sales                                              $   171,118     $   101,551

Less excise taxes                                        9,385           7,297
                                                   -----------     -----------

          Net sales                                    161,733          94,254

Cost of goods sold                                     305,727         259,896
                                                   -----------     -----------

          Gross loss                                  (143,994)       (165,642)
                                                   -----------     -----------

Advertising, promotional and selling expenses          170,036          42,296
General and administrative expenses                    187,972         237,441
                                                   -----------     -----------
                                                       358,008         279,737
                                                   -----------     -----------

          Operating loss                              (502,002)       (445,379)
                                                   -----------     -----------

Other income (expense)
    Interest expense                                   (10,357)     (2,957,814)
    Other income, net                                    6,043          13,397
                                                   -----------     -----------
                                                        (4,314)     (2,944,417)
                                                   -----------     -----------

          Loss before income taxes                    (506,316)     (3,389,796)

Income taxes                                              --              --
                                                   -----------     -----------

          NET LOSS                                 $  (506,316)    $(3,389,796)
                                                   ===========     ===========

Per share data
    Net loss per common share basic and diluted    $     (0.16)    $     (1.23)
                                                   ===========     ===========

    Weighted average shares outstanding              3,208,189       2,767,079
                                                   ===========     ===========




The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              Three Months ended March 31, 1998 (unaudited) and the
                          year ended December 31, 1997




                                                           Common stock
                                                        ------------------                                     Total
                                                     Number of                           Accumulated        shareholders'
                                                      shares             Amount           deficit              equity
                                                      ------             ------           -------              ------

Balance at January 1, 1997                           2,307,078         3,691,428         (1,334,356)          2,357,072


Issuance of common ctock                               900,000         5,285,206                -             5,285,206


Net loss for the year ended
    December 31, 1997                                      -                 -           (4,776,589)         (4,776,589)
                                                     ---------        ----------        -----------         -----------


Balance at December 31, 1997                         3,207,078        $8,976,634        $(6,110,945)        $ 2,865,689

Issuance of common stock                               100,000            65,000                -                65,000

Net loss for the three months
    ended March 31, 1998                                   -                 -             (506,316)           (506,316)
                                                     ---------        ----------        -----------         -----------


Balance at March 31, 1998                            3,307,078        $9,041,634        $(6,617,261)        $ 2,424,373
                                                     =========        ==========        ===========         ===========


The accompanying notes are an integral part of this statement.

                          Independence Brewing Company

                            STATEMENTS OF CASH FLOWS


                                                                           Three Months ended
                                                                                March 31,
                                                                         ------------------------
                                                                         1998                1997
                                                                         ----                ----
                                                                               (unaudited)
Operating activities
    Net loss                                                          $(506,316)       $(3,389,796)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Depreciation and amortization                                     37,840             26,190
       Write-off of original issue discount and deferred charges           --            2,972,112
       Increase (decrease) in accounts receivable                        13,678             (2,067)
       Increase (decrease) in inventories                               (38,117)             6,563
       Decrease in other                                                 17,202            360,520
       Increase in accounts payable,
          accrued expenses and other                                     30,620           (381,226)
                                                                      ---------        -----------

              Net cash used in operating
                  activities                                           (445,093)          (407,704)
                                                                      ---------        -----------

Investing activities
    Purchases of property and equipment                                 (50,691)          (355,826)
    Other                                                                  --              (90,000)
                                                                      ---------        -----------

              Net cash used in investing
                  activities                                            (50,691)          (445,826)
                                                                      ---------        -----------

Financing activities
    Repayments of long-term debt                                        (26,803)           (20,380)
    Payment to reacquire preferred stock                                   --             (700,000)
    Proceeds from issuance of common stock, net                            --            5,285,206
    Advances from officers, net                                            --               10,000
    Repayments of convertible debentures                                   --             (800,000)
                                                                      ---------        -----------

              Net cash provided by (used in) financing
                  activities                                            (26,803)         3,774,826
                                                                      ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                          (522,587)         2,921,296

Cash and cash equivalents at
    beginning of period                                               1,229,209            363,484
                                                                      ---------        -----------

Cash and cash equivalents at
    end of period                                                     $ 706,622        $ 3,284,780
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

    1.  Interim Financial Information

    The financial statements of the Company as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future period.

    2.  Loss Per Common Share

    The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128. Options and warrants are not considered because they are antidilutive.

NOTE B - INVENTORIES

    Inventories consist of the following:

                                           March 31,         December 31,
                                             1998                1997
                                          ---------          -----------
                                         (unaudited)

       Raw materials                      $ 32,667            $ 45,903
       Work in process                      48,394              32,469
       Finished goods                       27,267              20,272
       Packaging                            97,576              66,143
                                          --------            --------
                                          $205,904            $164,787
                                          ========            ========

NOTE C - LOSS PER SHARE

    The Company's calculation of loss per share in accordance with SFAS No. 128 is as follows:

                                                               Three months ended March 31, 1998
                                                         -------------------------------------------
                                                             Loss             Shares       Per share
                                                         (numerator)      (denominator)     amount
                                                         -----------      -------------    ---------
       Basic loss per share
          Net loss                                       $  (506,316)       3,208,189       $(0.16)

       Effect of dilutive securities
          Options                                                -                -            -
                                                         -----------        ---------       ------

       Diluted loss per share
          Net loss plus assumed conversions              $  (506,316)       3,208,189       $(0.16)
                                                         ===========        =========       ======



     Options to purchase 65,000 shares of common stock at a weighted average exercise price of $1.96 per share were outstanding during the periord. They were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price.

                                                                Three months ended March 31, 1997
                                                           -----------------------------------------
                                                               Loss             Shares       Per share
                                                           (numerator)      (denominator)     amount
                                                           -----------      -------------    ---------
       Basic loss per share
          Net loss                                         $(3,389,796)       2,767,079       $(1.23)

       Effect of dilutive securities
          Options                                                  -                -            -
                                                           -----------        ---------       ------

       Diluted loss per share
          Net loss plus assumed conversions                $(3,389,796)       2,767,079       $(1.23)
                                                           ===========        =========       ======


NOTE D - ACQUISITIONS

     1. On February 4, 1998, the Company executed a term sheet with Whitetail Brewing, Inc. in which the parties agreed that the Company would receive an exclusive license of the trademark and logo for "Nittany Ale", a newly developed Whitetail Brewing product, for a five (5) year term, in consideration for which the Company agreed to pay the licensor a royalty for every case of Nittany Ale sold. In addition, the Company agreed to engage Wade E. Keech, President and founder of Whitetail Brewing, as exclusive sales representative of the Company in the central and western Pennsylvania regions for which Mr. Keech will receive commissions from the sales of all of the Company's products, including Nittany Ale. The Company anticipates that the foregoing terms will be incorporated in a definitive agreement to be effective on or about the second quarter of 1998.


     2. On March 25, 1998, the Company completed the acquisition of certain assets of America U-Brew, Inc., and its affiliates used in connection with the manufacture, sales and marketing of Gravity Ale, including trademarks, trade names, logo, brand names, recipes and formulas, packaging as well as equipment used in painting the glass bottles used for the Gravity Ale products as well as certain finished goods inventory. In connection with this Acquisition, the Company issued 100,000 shares of Common Stock and entered into three separate Promissory Notes totalling approximately $61,000.

     3. On April 6, 1998, the Company completed the purchase of all of the assets of Blue Hen Beer Company, Ltd., including trademarks, trade names, logo, and brand names connected with the "Blue Hen" brand, packaging and certain finished goods inventory. In connection with this acquisition, the Company issued 50,000 shares of Common Stock and entered into a Promissory Note totalling $10,000 subsequent to March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Gross sales for the quarter ended March 31, 1998 were $171,118 as compared to $101,551 for the comparable year-ago quarter. The growth in gross sales from the comparable period last year was due to an increase sales volume in comparison to the previous period.

     Excise taxes for the quarter ended March 31, 1998 were $9,385 as compared with $7,297 for the comparable year-ago quarter. Excise taxes as a percentage of sales for the quarter ended March 31, 1998 were approximately 5% as compared with 7% for the comparable year-ago quarter. The Company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

         Cost of goods sold for the quarter ended March 31, 1998 were $305,727 or 178% of sales, as compared to $259,896 or 256% of sales for the comparable year-ago quarter. The decrease in cost of goods sold from the comparable period last year reflects the increase in the volume of beer sold. Cost of goods sold as a percentage of sales declined in comparison the year-ago quarter due to a decline in repairs and maintenance expense. This was the result of the purchase of new bottling equipment that cost less to maintain than the old equipment.

     Advertising, promotional, and selling expenses for the quarter ended March 31, 1998 were $170,036 or 99% of sales, as compared to $42,296 or 42% of sales for the comparable year-ago quarter. The increase in advertising expense from the comparable period of a year-ago were primarily due to an increase in billboard, magazine, radio and cable television advertisements. In addition, there were also increasing costs associated with merchandising and direct mail campaign.

         General and administrative expenses for the three months ended March 31, 1998 were $187,972 or 110% of sales, as compared to $237,441 or 234% of sales for the comparable year-ago quarter. The decrease in G&A expense from the comparable period of a year-ago was primarily due to decreases in amortization and professional fees costs.

         Interest expense for the quarter ended March 31, 1998 were $10,357 as compared to $2,957,814 for the comparable year-ago quarter. Interest expense was substantially higher during the first quarter of 1997 in comparison to the same period in 1998 due to the write-off of unamortized original issue discount aggregating approximately 2,916,000 that arose as a result of the Company repaying certain debentures and the Series B Preferred Stock from the net proceeds of the Company's initial public offering that was completed in the first quarter of 1997. The interest expense incurred for the first quarter of 1998 was associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Notes").

         Other income, net for the three months ended March 31,1998 was $6,043 as compared to $13,395 for the comparable year-ago quarter. The decrease in other income, net form the comparable year-ago period was primarily due to a decline in interest income as the Company's cash balance declined because of operating losses, equipment purchases and an extensive advertising campaign.

Liquidity and Capital Resources

         To date, the Company has funded its operations and capital requirements through the issuance of Common Stock, the SBA Loan, the PIDC Notes, the issuance of certain subordinated convertible notes in 1995 and during 1996. In February 1997, the Company completed its initial public offering. The Company received approximately $5,285,000 of proceeds, net of underwriting discounts and underwriting expenses (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriter's overallotment option and after deducting the Underwriter's discount and offering expenses) from the initial public offering. Cash flows used in operating activities for the three months ended March 31, 1998 totaled $445,093 as compared to $407,704 for the comparable year-ago period. The increase in use of cash is primarily due to the Company's operating loss for the first quarter of 1998.

         Cash used in investing activities for the quarter ended March 31, 1998 totaled $50,691 as compared to $445,826 for the same period last year. The decrease in the use of cash in comparison to the same quarter last year reflects the purchase of new bottling equipment and the cost of acquiring a trademark during the first quarter of 1997.

         Cash used in financing activities for the quarter ended March 31, 1998 was $26,803. Cash provided by financing activities for the quarter ended March 31, 1997 was $3,774,826. This decline from the same period of a year ago reflects the net proceeds of $5,285,206 from the Company's initial public offering during the first quarter of 1997. The decline also reflects the repayment of certain debentures and Series B Preferred Stock and outstanding debt to CoreStates Bank and PIDC.

         The Company had cash and cash equivalents at March 31, 1998 and December 31, 1997 of $706,622 and $1,229,209, respectively. The Company believes that the net proceeds of the initial public offering will be sufficient to meet short-term liquidity needs. The Company may also seek other long term financing. No assurance can be given that such long term financing will be obtained on commercially reasonable terms or at all.

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

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

Changes in Securities

         On March 30, 1998, the Company issued 100,000 shares of its common stock and on April 6, 1998, the Company issued 50,000 shares of its Common Stock to certain corporations as described below.

         There were no underwriters retained by the Company in connection with the issuance of the securities described in this Part II.

         The Company relied on Section 4(2) of the Securities Act of 1993 in connection with the issuance of its securities as described in this Part II.

         The securities as described in this Part II were issued by the Company in connection with certain acquisitions as follows:

         On March 25, 1998, the Company completed the acquisition of certain assets of America U-Brew, Inc., and its affiliates used in connection with the manufacture, sales and marketing of Gravity Ale, including trademarks, trade names, logo, brand names, recipes and formulas, packaging as well as equipment used in painting the glass bottles used for the Gravity Ale products as well as certain finished goods inventory. In addition to an undertaking to pay America U-Brew up to the sum of $61,000 under certain conditions, the Company also issued 100,000 shares of its common stock to America U-Brew in consideration for the assets on March 30, 1998.

         On April 6, 1998, the Company completed the purchase of all of the assets of Blue Hen Beer Company, Ltd., including trademarks, trade names, logo, and brand names connected with the "Blue Hen" brand, packaging and certain finished goods inventory. In addition to an undertaking to pay Blue Hen Beer Company, Ltd., the sum of $10,000, the Company also issued 50,000 shares of its common stock to Blue Hen Beer Company, Ltd. in consideration for the assets on April 6, 1998.

Use of Proceeds

         On February 14, 1997, the Company sold 900,000 shares of Common Stock at a price of $5 per share and sold 4,000,000 Redeemable Warrants at a price of $.50 per share aggregating $6,500,000. In connection with the Offering, the Company granted to the underwriters a 45-day option to purchase up to an additional 135,000 shares of Common Stock at a price of $5 per share and/or purchase an additional 600,000 Redeemable Warrants at a price of $.50 per share. On March 13, 1997, the underwriters exercised its option to purchase the additional 600,000 Redeemable Warrants aggregating $300,000. The underwriting discounts and commissions and expenses of the Offering were approximately $1,515,000 and the net proceeds to the Company was $5,285,000.

         As of March 31, 1998, the Company has utilized $4,578,000 of the net proceeds from the Offering. The funds were utilized as follows: 1) the repayment of indebtedness of $1,550,000; 2) purchase and install machinery and equipment of $731,000 and 3) working capital purposes of $2,297,000. As of March 31, 1998, the Company had the remaining $707,000 of net proceeds in interest bearing accounts.



Item 6.  Exhibits and Reports on Form 8-K

         None

         (a)      Exhibits

                  27.1     Financial Data Schedule at March 31, 1998

                  27.2     Financial Data Schedule at March 31, 1997

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






Date:  May 15, 1998