Form 10QSB
period 1998-06-30
INDEPENDENCE BREWING CO
filed 1998-08-14
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   June 30, 1998.
                                          -------------

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

                               Yes  X    No ___
                                   ---

Indicate the number of shares outstanding of each of the issued classes of common equity, as of the latest practicable date: On August 14, 1998, 3,357,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX



                                                                                              Page No.
                                                                                              --------

PART I.           FINANCIAL INFORMATION                                                           2

Item 1.           Financial Statements                                                            2

                  Balance Sheet at December 31, 1997 and
                           June 30, 1998 (unaudited)                                              3

                  Statements of Operations for the Three Months Ended and Six
                           Months Ended June 30, 1998 and 1997 (unaudited)                        4

                  Statements of Changes in Shareholders Equity for the Six
                           Months Ended June 30, 1998 (unaudited) and the Year
                           Ended December 31, 1997                                                5

                  Statements of Cash Flows for the Six Months Ended
                           June 30, 1998 and 1997 (unaudited)                                     6


                  Notes to Financial Statements                                                   7


Item 2.           Managements Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       9


PART II.          OTHER INFORMATION                                                              12

Item 2.           Changes in Securities and Use of Proceeds

Item 6.           Exhibits and Reports on Form 8-K                                               12


SIGNATURES

                          Independence Brewing Company

                                 BALANCE SHEETS

                                                                                                    Period Ended
                                                                                          -------------------------------
                                                                                           June 30,            Dec. 31,
          ASSETS                                                                             1998                1997
                                                                                          -----------         -----------

                                                                                          (unaudited)
Current assets
    Cash and cash equivalents                                                             $   394,058         $ 1,229,209
    Accounts receivable                                                                        61,255              34,211
    Inventory                                                                                 210,662             164,787
                                                                                          -----------         -----------

          Total current assets                                                                655,975           1,428,207

Equipment & leasehold improvements, net                                                     2,141,901           2,154,541
Other assets                                                                                  245,633             139,761
                                                                                          -----------         -----------
          Total assets                                                                    $ 3,053,509         $ 3,722,509
                                                                                          ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                                 $   337,530         $   295,571
    Current portion of long-term debt                                                         127,954             108,000
                                                                                          -----------         -----------

          Total current liabilities                                                           465,484             403,571

Long-term liabilities
    Deferred rent                                                                              51,853              46,579
    Long-term debt                                                                            385,137             406,670
                                                                                          -----------         -----------

          Total liabilities                                                                   902,474             856,820

Shareholders' equity
    Common stock, no par value - authorized, 19,000,000 shares and 19,900,000 in 1996 and 1997 respectively; outstanding,
    3,357,058 and 3,207,078 shares in 1998 and 1997, respectively;                          9,069,748           8,976,634
    Accumulated deficit                                                                    (6,918,713)         (6,110,945)
                                                                                          -----------         -----------

          Total shareholders' equity                                                        2,151,035           2,865,689
                                                                                          -----------         -----------
          Total liabilities and shareholders' equity                                      $ 3,053,509         $ 3,722,509
                                                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS




                                                              Three months ended                  Six months ended
                                                                   June 30,                           June 30,
                                                        ------------------------------        ----------------------------
                                                            1998               1997               1998             1997
                                                        ----------          ----------        -----------       ----------
                                                                 (unaudited)                           (unaudited)
Sales                                                   $  291,946          $  151,177        $  463,064        $   252,727
Less excise taxes                                           11,903               7,320            21,288             14,616
                                                        ----------          ----------        ----------        -----------

          Net sales                                        280,043             143,857           441,776            238,111

Cost of goods sold                                         316,977             227,140           662,704            487,036
                                                        ----------          ----------        ----------        -----------

          Gross loss                                       (36,934)            (83,283)        (180,928)          (248,925)

Promotional and selling expenses                           104,962             128,894           274,988            171,190
General and administrative expenses                        156,613             250,858           344,585            482,171
                                                        ----------          ----------        ----------        -----------
                                                           261,575             379,752           619,583            653,361

          Operating loss                                  (298,509)           (463,035)         (800,511)          (902,286)
                                                        ----------          ----------        ----------        -----------

Other income (expense)
    Interest expense                                        (9,457)            (12,660)         (19,814)         (2,970,474)
    Other income, net                                        6,514              51,552           12,957              58,821
                                                        ----------          ----------        ----------        -----------
                                                            (2,943)             38,892           (7,257)         (2,911,653)

          Loss before income taxes                        (301,452)           (424,143)        (807,768)         (3,813,939)

Income taxes                                                     0                   0                0                   0
                                                        ----------          ----------        ----------        -----------

          Net loss                                      $ (301,452)         $ (424,143)       $ (807,768)       $(3,813,939)
                                                        ==========          ==========        ==========        ===========

Per share data
    Net loss per common share                           $    (0.09)         $    (0.13)       $    (0.25)       $     (1.28)
                                                        ==========          ==========        ==========        ===========

    Weighted average shares outstanding                  3,354,281           3,207,078         3,281,235          2,984,550
                                                        ==========          ==========        ==========        ===========


The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

               Six Months ended June 30, 1998 (unaudited) and the
                          year ended December 31, 1997



                                                                 Common stock
                                                         ---------------------------                             Total
                                                         Number of                         Accumulated        shareholders'
                                                          shares           Amount            deficit             equity
                                                         ---------        --------         -----------        -------------

Balance at January 1, 1997                               2,307,078         3,691,428        (1,334,356)         2,357,072



Issuance of common stock                                   900,000         5,285,206               -            5,285,206


Net loss for the year ended
    December 31, 1997                                          -                 -          (4,776,589)        (4,776,589)
                                                       -----------       -----------       -----------        -----------


Balance at December 31, 1997                             3,207,078         8,976,634       $(6,110,945)         2,865,689


Issuance of common stock                                   149,980            93,114               -               93,114


Net loss for the six months ended
    June 30, 1998                                                -                 -            (807,768)          (867,768)
                                                       -----------       -----------       -----------        -----------



Balance at June 30, 1998                               $ 3,357,058       $ 9,069,748       $(6,918,713)       $ 2,151,035
                                                       ===========       ===========        ==========        ===========



The accompanying notes are an integral part of this statement.

                          Independence Brewing Company

                            STATEMENTS OF CASH FLOWS



                                                                                   Six Months ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                               1998               1997
                                                                           ------------        ----------
                                                                                      (unaudited)
Cash flows from operating activities
    Net loss                                                               $ (807,768)       $ (3,813,939)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Depreciation and amortization                                           75,906              59,689
       Amortization of original issue discount                                     -            2,981,931
       Increase (decrease) in accounts receivable                             (27,014)            (24,957)
       Increase (decrease) in inventory                                       (45,875)             (4,292)
       Decrease (increase) in other assets                                    105,872             335,840
       Increase in accounts payable,
          accrued expenses and deferred rent                                   38,805            (423,390)
                                                                           ----------        ------------

              Net cash used in operating
                  activities                                                 (660,074)           (889,118)

Cash flows from investing activities
    Purchases (Sale) of property and equipment                                (12,640)           (652,624)
    (Purchases) of intangible (trademark/goodwill)                           (115,234)            (90,000)
                                                                           ----------        ------------
              Net cash used in investing activities                          (127,474)           (742,624)

Cash flows from financing activities
    Proceeds from issuance of common stock                                          0           5,285,206
    Proceeds (repayments) from subordinated convertible notes                       0            (800,000)
    Proceeds (repayments) from preferred stock                                      0            (700,000)
    Payment of outstanding debt                                               (47,603)            (49,705)
    Payments under capital lease obligations                                        0              (2,592)
    Advances from/loans to officers, net                                            0              10,000
                                                                           ----------        ------------

              Net cash provided by financing
                  activities  (used in)                                       (47,603)          3,742,909

              Net increase (decrease)in cash and cash
                  equivalents                                                (835,151)          2,111,167

Cash and cash equivalents balance at
    beginning of period                                                     1,229,209             363,484
                                                                           ----------        ------------

Cash and cash equivalents at balance
    end of period                                                          $  394,058        $  2,474,651
                                                                           ==========        ============

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

    1.  Interim Financial Information

    The financial statements of the Company as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

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

NOTE B - INVENTORIES

    Inventories consist of the following:

                                           June 30,         December 31,
                                             1998                1997
                                          ---------          -----------
                                         (unaudited)

       Raw materials                      $159,135            $ 45,903
       Work in process                      36,096              32,469
       Finished goods                       12,431              20,272
       Packaging                             3,000              66,143
                                          --------            --------
                                          $210,662            $164,787
                                          ========            ========

NOTE C - LOSS PER SHARE

    The Company's calculation of loss per share in accordance with SFAS No. 128 is as follows:


                                                                  Six months ended June 30, 1998
                                                         -------------------------------------------
                                                             Loss             Shares       Per share
                                                         (numerator)      (denominator)     amount
                                                         -----------      -------------    ---------
       Basic loss per share
          Net loss                                       $  (807,768)       3,281,235       $(0.25)

       Effect of dilutive securities
          Options                                                -                -            -
                                                         -----------        ---------       ------

       Diluted loss per share
          Net loss plus assumed conversions              $  (807,768)       3,281,235       $(0.25)
                                                         ===========        =========       ======


     Options to purchase 65,000 shares of common stock at a weighted average exercise price of $1.96 per share were outstanding during the periord. They were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price.

                                                                    Six months ended June 30, 1997
                                                           -----------------------------------------
                                                               Loss             Shares       Per share
                                                           (numerator)      (denominator)     amount
                                                           -----------      -------------    ---------
       Basic loss per share
          Net loss                                         $(3,813,939)       2,984,550       $(1.28)

       Effect of dilutive securities
          Options                                                  -                -            -
                                                           -----------        ---------       ------
       Diluted loss per share
          Net loss plus assumed conversions                $(3,813,939)       2,984,550       $(1.28)
                                                           ===========        =========       ======

NOTE D - ACQUISITIONS

     1. On February 4, 1998, the Company executed a term sheet with Whitetail Brewing, Inc. in which the parties agreed that the Company would receive an exclusive license of the trademark and logo for "Nittany Ale", a newly developed Whitetail Brewing product, for a five (5) year term, in consideration for which the Company agreed to pay the licensor a royalty for every case of Nittany Ale sold plus $10,000 in cash to release the licensed property from certain liens. In addition, the Company agreed to engage Wade E. Keech, President and founder of Whitetail Brewing, as exclusive sales representative of the Company in the central and western Pennsylvania regions for which Mr. Keech will receive commissions from the sales of all of the Company's products, including Nittany Ale. The Company has commenced sales of the Nittany Ale products and expects to execute definitive agreements incorporating the foregoing terms by the end of the third quarter of 1998.

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

     3. On April 6, 1998, the Company completed the purchase of all of the assets of Blue Hen Beer Company, Ltd., including trademarks, trade names, logo, and brand names connected with the "Blue Hen" brand, packaging and certain finished goods inventory. In connection with this acquisition, the Company issued 50,000 shares of Common Stock and entered into a Promissory Note totalling $10,000. The Note has subsequently been paid in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Net sales for the quarter ended June 30, 1998 were $280,043 as compared to $143,857 for the comparable year-ago quarter. Net sales for the six months ended June 30, 1998 were $441,776 as compared with $238,111 for the comparable year-ago period. The increase in net sales from the comparable periods last year was mainly due to increased volumes, specifically the continuation of case sales of Uncle ESB, the Company's spring seasonal product, and from the introduction of both the Betsy's Kristall Wheat summer seasonal and the summer Sampler pack, both of which were sold as a bottled product. Sales increases were also attributed to the limited advertising and heavy promotional campaigns begun earlier in the year.

         Excise taxes for the quarter ended June 30, 1998 were $11,903 as compared with $7,320 for the comparable year-ago quarter. Excise taxes for the six months ended June 30, 1998 were $21,288 as compared with $14,616 for the comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended June 30, 1998 were approximately 4% as compared with 5% for the comparable year-ago quarter. Excise taxes as a percentage of sales for the six-month period ended June 30, 1998 was approximately 5% as compared with 6% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

         Costs of goods sold for the quarter ended June 30, 1998 were $316,977 or 109% of sales, as compared to $227,140 or 150% of sales for the comparable year-ago quarter. Costs of goods sold for the six months ended June 30, 1998 were $622,704 or 134% of sales as compared to $487,036 or 193% of sales for the comparable year-ago period. The decrease in costs of goods sold from the comparable periods last year was primarily due to a decrease in the cost of materials, outside services, and production salaries. The Company obtained better pricing from vendors and used greater economies-of-scale buying. Decreases in outside services and repairs and maintenance was mainly due to the completion of the installation of the new fermenting tanks and bottling line. Production salary expense decreased compared to net sales due to efficiencies achieved with the introduction of the Company's new bottling equipment.

          Advertising, promotional, and selling expenses for the quarter ended June 30, 1998 were $104,962 or 36% of sales, as compared to $128,894 or 85% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the six months ended June 30, 1998 were $274,998 or 60% of sales, as compared to $171,190 or 67% of sales for the same period last year. The decrease in advertising expense from the comparable periods of a year ago was primarily due to the completion last year of a major advertising campaign which was not renewed in 1998, and included billboard, magazine and radio advertisements. Decreases include general advertising and print, radio, and billboard mediums.

         General and administrative expenses for the three months ended June 30, 1998 were $156,613 or 54% of net sales, as compared to $250,858 or 166% of sales for the comparable year-ago quarter. General and administrative expenses for the six months ended June 30, 1998 were $344,585 or 74% of sales, as compared to $482,171 or 191% for same period last year. The decrease in G&A expense from the comparable periods of a year ago were primarily due to decreased salary, amortization, office expense, professional fees costs, and outside services. The Company decreased salary expenses in connection with the departure of the Chief Operating Officer. Amortization decreased as a result of decreased write-off of financing fees. Professional fees were lowered due to less legal and accounting costs associated with the completion of the Company's initial public offering.

         Interest expense for the quarter ended June 30, 1998 was $9,457 as compared to $12,660 for the comparable year-ago quarter. Interest expense for the six months ended June 30, 1998 was $19,814 as compared to $2,970,474 for the comparable year-ago period. Interest expense was substantially higher during the first half of 1997 when compared to the same period in 1998 due to the write-off of unamortized original issue discount and financing costs aggregating approximately $2,916,000 that arose as a result of the Company's debentures and series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for the first six months of 1998 was associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Note").

         Other income, net for the three and six months ended June 30, 1998 was $6,514 and $12,557 respectively, compared to $51,552 and $58,821 for the same periods of a year ago. The decrease in other income, net from comparable year-ago periods was primarily due to a decline in interest income as the Company's cash balance declines due to operating losses and equipment purchases.

Liquidity and Capital Resources

         To date, the company has funded its operations and capital reserve requirements through the issuance of Common Stock, the SBA loan, the PIDC notes, and the issuance of certain subordinated convertible notes in 1995 and during 1996. In February 1997, the Company completed its initial public offering. The Company received approximately $5,285,000 of proceeds, net of underwriting discounts and underwriting expenses (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriter's discount and offering expenses) from the initial public offering.

         Cash flows used in operating activities for the six months ended June 30, 1998 totaled $660,074 as compared to $889,118 for the comparable year-ago period. The decrease in use of cash is primarily due to the company's decreased operating loss and a decrease in the purchase of other assets.

         Cash used in investing activities for the six months ended June 30, 1998 totaled $127,474 as compared to $742,624 for the same period last year. The decrease in the use of cash was the result of the sale of a glycol chiller and a delivery truck, in addition to the acquisition and purchase of the Gravity trademark.

         Cash provided by financing activities for the six months ended June 30, 1998 totaled $47,603 as compared to $3,742,909 for the same period last year. This decline from the same period of a year ago reflects the net proceeds of $5,285,206 from the Company's initial public offering during the first quarter of 1997. The decline also reflects the repayment of certain debentures and Series B Preferred Stock and other outstanding debt to CoreStates Bank and PIDC.

         The Company had cash and cash equivalents at June 30, 1998 and December 31, 1997 of $394,058 and $1,229,209, respectively.

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

          As of June 30, 1998, the Company has utilized $4,578,000 of the net proceeds from the Offering. The funds were utilized as follows: 1) the repayment of indebtedness of $1,550,000; 2) purchase and install machinery and equipment of $731,000 and 3) working capital purposes of $2,297,000. As of June 30, 1998, the Company had the remaining $707,000 of net proceeds invested in interest bearing accounts.



Item 6.  Exhibits and Reports on Form 8-K

         None

         (a)      Exhibits

                  27.1     Financial Data Schedule at June 30, 1998

                  27.2     Financial Data Schedule at June 30, 1997

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




                                           Independence Brewing Company



                                      By:  /s/ Robert W. Connor, Jr.
                                         ------------------------------------
                                               Robert W. Connor, Jr.
                                           President, Chief Executive Officer
                                           (and principal accounting officer)






Date:           , 1998