Form 10QSB
period 1998-09-30
INDEPENDENCE BREWING CO
filed 1998-11-17
CIK 1009863

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   September 30, 1998.
                                          -------------------

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

                               Yes  X    No ___
                                   ---

Indicate the number of shares outstanding of each of the issued classes of common equity, as of the latest practicable date: On November 16, 1998, 3,357,078 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX



                                                                                              Page No.
                                                                                              --------

PART I.           FINANCIAL INFORMATION                                                           2

Item 1.           Financial Statements                                                            2

                  Balance Sheet at December 31, 1997 and
                           September 30, 1998 (unaudited)                                         3

                  Statements of Operations for the Three Months Ended and Nine
                           Months Ended September 30, 1998 and 1997 (unaudited)                   4

                  Statements of Changes in Shareholders Equity for the Nine
                           Months Ended September 30, 1998 (unaudited) and the Year
                           Ended December 31, 1997                                                5

                  Statements of Cash Flows for the Nine Months Ended
                           September 30, 1998 and 1997 (unaudited)                                6


                  Notes to Financial Statements                                                   7


Item 2.           Managements Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       9


PART II.          OTHER INFORMATION                                                              12

Item 2.           Changes in Securities and Use of Proceeds

Item 6.           Exhibits and Reports on Form 8-K                                               12


SIGNATURES

                         INDEPENDENCE BREWING COMPANY
                                BALANCE SHEET


                                                                                               Period Ended
                                                                                   -------------------------------------
                                                                                     9/30/98                   12/31/97
                ASSETS
Current assets
    Cash & cash equivalents                                                           $104,090                $1,229,209
    Accounts rcceivable, net                                                            69,720                    34,211
    Inventory                                                                          209,458                   164,787
                                                                                   -----------               -----------
           Total Current Assets                                                        383,268                 1,428,207

Equipment & leasehold improvements, net                                              2,114,876                 2,154,541
Deferred Charges and Intangible                                                        233,470                    90,820
Other assets                                                                            15,223                    48,941
                                                                                   -----------               -----------
           Total Assets                                                            $ 2,746,837               $ 3,722,509
                                                                                   ===========               ===========

                  LIABILITIES & SHAREHOLDERS EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                          $   438,116               $   295,571
    Current portion of long term debt                                                  133,655                   108,000
                                                                                   -----------               -----------
           Total current liabilities                                                   571,771                   403,571

Long term liabilities
     Deferred rent                                                                      54,490                    46,579
     Long term debt                                                                    347,739                   406,670
                                                                                   -----------               -----------
           Total liabilities                                                           974,000                   856,820

Shareholders equity
     Common stock, no par value - authorized 19,000,000
     shares ; outstanding, 3,357,078 and 3,207,078 at
     September 30, 1998 and December 31, 1997 respectively                           9,069,748                 8,976,634
     Accumulated deficit                                                            (7,296,911)               (6,110,945)
                                                                                   -----------               -----------
Total shareholders equity                                                            1,772,837                 2,865,689
                                                                                   -----------               -----------
Total liabilities and shareholders equity                                           $2,746,837                $3,722,509
                                                                                   ===========               ===========

                          INDEPENDENCE BREWING COMPANY
                            STATEMENTS OF OPERATIONS



                                                      Three Months Ended             Nine Months Ended
                                                  --------------------------    --------------------------
                                                    9/30/98        9/30/97        9/30/98        9/30/97
                                                  -----------    -----------    -----------    -----------
Sales                                             $   367,993    $   199,475    $   831,055    $   452,202
Less excise taxes                                      13,207          8,881         34,495         23,497
                                                  -----------    -----------    -----------    -----------
Net sales                                             354,786        190,594        796,560        428,705
Cost of goods sold                                    425,075        259,990      1,047,780        747,026
                                                  -----------    -----------    -----------    -----------
          Gross loss                                  (70,289)       (69,396)      (251,220)      (318,321)

Promotional and selling expense                       132,339        218,671        407,337        389,861
General and administrative expense                    179,018        184,599        523,602        666,770
                                                  -----------    -----------    -----------    -----------

      Total selling, general and administrative       311,357        403,270        930,939      1,056,631

          Operating loss                             (381,646)      (472,666)    (1,182,159)    (1,374,952)

Other income (expense)
     Interest expense                                  (7,924)       (11,648)       (27,738)    (2,982,122)
     Other income, net                                 11,374         32,059         23,931         90,880
                                                  -----------    -----------    -----------    -----------
                                                        3,450         20,411         (3,807)    (2,891,242)

Loss before income taxes                             (378,196)      (452,255)    (1,185,966)    (4,266,194)

Income taxes                                                0              0              0              0

          Net loss                                  ($378,196)     ($452,255)   ($1,185,966)   ($4,266,194)
                                                  ===========    ===========    ===========    ===========
Per share data
     Net loss per common share                    ($     0.11)   ($     0.14)   ($     0.36)   ($     1.39)
                                                  ===========    ===========    ===========    ===========

     Weighted average shares outstanding            3,357,078      3,207,078      3,309,446      3,070,473
                                                  ===========    ===========    ===========    ===========

                          INDEPENDENCE BREWING COMPANY
                            STATEMENTS OF CASH FLOWS



                                                                          Nine months ended
                                                                     --------------------------
                                                                       9/30/98        9/30/97
                                                                     -----------    -----------
Cash flows from operating activities
    Net profit (loss)                                                ($1,185,966)   ($4,266,194)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Depreciation and amortization                                   117,877         95,169
         Amortization of original issue discount                               0      2,981,931
         (Increase) decrease in accounts receivable                      (35,509)       (11,435)
         (Increase) decrease in inventory                                (44,671)       (36,804)
         (Increase) decrease in prepaid expenses                          32,523        (43,050)
         (Increase) decrease in other assets                                 995        342,598
          Increase (decrease) in accounts payable,
          accrued expenses and deferred rent                             243,570       (384,745)
                                                                     -----------    -----------
               Net cash used by operating activities                    (871,181)    (1,322,530)


Cash flows from investing activities
    Purchases of property and equipment                                  (70,547)      (715,266)
    Purchases of intangibles                                            (150,114)       (90,000)
    Other                                                                      0        (25,000)
                                                                     -----------    -----------
               Net cash used in investing activities                    (220,661)      (830,266)


Cash flows from financing activities
     Proceeds from issuance of common stock, net                               0      5,285,206
     Repayments of subordinated convertible notes                              0       (800,000)
     Repayments of preferred stock                                             0       (700,000)
     Payment of outstanding debt                                         (33,277)       (76,359)
     Payments under capital lease obligations                                  0         (3,456)
     (Advances to)/repayments from officers, net                               0          9,000
                                                                     -----------    -----------
               Net cash provided by (used in) financing activities       (33,277)      3,714,391


               Net increase (decrease) in cash and cash activities    (1,125,119)     1,561,595


Cash and cash equivalents balance at beginning of period               1,229,209        363,484
                                                                     -----------    -----------

Cash and cash equivalents balance at end of quarter                  $   104,090    $ 1,925,079
                                                                     ===========    ===========

                          INDEPENDENCE BREWING COMPANY
                         STATEMENT OF RETAINED EARNINGS
                          PERIOD ENDED SEPTEMBER 30, 1997


                                                                                            Total
                                             Common stock                  Retained     shareholders
                                              No. Shares     Amount        earnings        equity
                                              ----------   -----------   ------------   ------------
Balance at December 31, 1997                   3,207,078   $ 8,976,634   ($6,110,945)   $ 2,865,689

Issuance of common stock                         150,000        93,114                       93,114

Net profit (loss) for period ended 9/30/98                                (1,185,966)    (1,185,966)
                                              ----------   -----------   ------------   ------------
Adjusted balance                               3,357,078   $ 9,069,748   ($7,296,911)   $ 1,772,837

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

    1.  Interim Financial Information

     The financial statements of the Company as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

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

NOTE B - INVENTORIES

    Inventories consist of the following:

                                         September 30,       December 31,
                                             1998                1997
                                          ---------          -----------
                                         (unaudited)

       Raw materials                      $ 22,141            $ 45,903
       Work in process                      33,562              32,469
       Finished goods                       30,117              20,272
       Packaging                           123,638              66,143
                                          --------            --------
                                          $209,458            $164,787
                                          ========            ========

NOTE C - LOSS PER SHARE

    The Company's calculation of loss per share in accordance with SFAS No. 128 is as follows:


                                                             Nine months ended September 30, 1998
                                                         -------------------------------------------
                                                             Loss             Shares       Per share
                                                         (numerator)      (denominator)     amount
                                                         -----------      -------------    ---------
       Basic loss per share
          Net loss                                       $(1,185,966)       3,309,446       $(0.36)

       Effect of dilutive securities
          Options                                                -                -            -
                                                         -----------        ---------       ------

       Diluted loss per share
          Net loss plus assumed conversions              $(1,185,966)       3,309,446       $(0.36)
                                                         ===========        =========       ======


     Options to purchase 65,000 shares of common stock at a weighted average exercise price of $1.96 per share were outstanding during the period. They were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price.

                                                              Nine months ended September 30, 1997
                                                           -----------------------------------------
                                                               Loss             Shares       Per share
                                                           (numerator)      (denominator)     amount
                                                           -----------      -------------    ---------
       Basic loss per share
          Net loss                                         $(4,266,194)       3,070,473       $(1.39)

       Effect of dilutive securities
          Options                                                  -                -            -
                                                           -----------        ---------       ------
       Diluted loss per share
          Net loss plus assumed conversions                $(4,266,194)       3,070,473       $(1.39)
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

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Gross sales for the quarter ended September 30, 1998 were $367,993, an increase of 85% when compared to $199,475 for the comparable year-ago quarter. Gross sales for the nine months ended September 30, 1998 were $831,055, an increase of 84% when compared with $452,202 for the comparable year-ago period. The increase in net sales from the comparable periods last year was due to increased sales volume, specifically the continuation of case sales of Uncle ESB, the Company's spring seasonal product, and from the introduction of both Betsy's Kristall Wheat summer seasonal and the summer sampler pack, both of which were sold as a bottled product. Sales increases were also attributed to the limited advertising and heavy promotional campaigns begun earlier in the year.

Excise taxes for the quarter ended September 30, 1998 were $13,207 as compared with $8,881 for the comparable year ago quarter. Excise taxes for the nine months ended September 30, 1998 were $34,495 as compared with $23,497 for the comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended September 30, 1998 were approximately 4% as compared with 5% for the comparable year-ago quarter. Excise taxes as a percentage of sales for the nine month period ended September 30, 1998 was approximately 4% as compared with 5% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

Cost of goods sold for the quarter ended September 30, 1998 were $425,075 or 115% of sales, as compared to $259,990 or 130% of sales for the comparable year-ago quarter. Cost of goods sold for the nine months ended September 30, 1998 were $1,047,780 or 126% of sales as compared to $747,026 or 165% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was due to higher raw materials costs as a result of increased sales volume.

Advertising, promotional, and selling expenses for the quarter ended September 30, 1998 were $132,339 or 36% of sales, as compared to $218,671 or 110% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the nine months ended September 30, 1998 were $407,337 or 49% of sales, as compared to $389,861 or 86% of sales for the same period last year. The decrease in advertising expense from the comparable periods of a year-ago were primarily due to the completion last year of a major advertising campaign which was not renewed in 1998, that included billboard, magazine and radio advertisements.

General and administrative expenses for the three months ended September 30,

1998 were $179,018 or 49% of net sales, as compared to $184,599 or 93% of sales for the comparable year-ago quarter. General and administrative expenses for the nine months ended September 30, 1998 were $523,385 or 63% of sales, as compared to $666,770 or 147% for same period last year. The decrease in G&A expense from the comparable periods of a year ago were due to decreases in amortization and professional fees costs.

Interest expense for the quarter ended September 30, 1998 was $7,924 as compared to $11,648 for the comparable year-ago quarter. Interest expense for the nine months ended September 30, 1998 were $27,738 as compared to $2,982,122 for the comparable year-ago period. Interest expense was substantially higher during the first nine months of 1997 when compared to the same period in 1998 due to the write-off of unamortized original issue discount and financing costs aggregating approximately $2,916,256 in connection with the repayment of the Company's debentures and series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for the first nine months of 1998 is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Notes").

Other income, net for the three and nine months ended September 30, 1998 was $11,374 and $23,931 respectively, compared to $32,059 and $90,880 when compared to the same periods of a year-ago. The decrease in other income, net from comparable year-ago periods was primarily due a decline in interest income as the Company's cash balance declined due to the funding of the Company's operating losses.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the nine months ended September 30, 1998 totaled $871,181 as compared to $1,322,530 for the comparable year-ago period. The decrease in use of cash is a reflection that the Company's operating loss for the first nine months of 1998 was substantially less than for the comparable year-ago period.

Cash used in investing activities for the nine months ended September 30, 1998 totaled $220,661 as compared to $830,266 for the same period last year. The decrease in the use of cash was the result of a reduction of production equipment purchases which was only partially offset by the cost of acquiring a trademarks from America U-Brew and Blue Hen Beer.

Cash used in financing activities for the nine months ended September 30, 1998 totaled $33,277 as compared to cash provided by financing operations $3,714,391 for the same period last year.Cash provided by financial activities was substantially higher in the first nine months in 1997 in comparison to the same period in 1998 due to net proceeds of $5,285,206 as a result of the Company's initial public offering during the first quarter of 1997 and a reduction of repayments of long-term debt from 1,579,815 in 1997 to 33,277 in 1998.

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

          As of September 30, 1998, the Company has utilized $5,285,000 of the net proceeds from the Offering. The funds were utilized as follows: 1) the repayment of indebtedness of $1,550,000; 2) purchase and install machinery and equipment of $786,000 and 3) working capital purposes of $2,949,000.



Item 6.  Exhibits and Reports on Form 8-K

         None

         (a)      Exhibits

                  27.1     Financial Data Schedule at September 30, 1998

                  27.2     Financial Data Schedule at September 30, 1997

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