Form 10KSB
period 1998-12-31
INDEPENDENCE BREWING CO
filed 1999-10-06
CIK 1009863

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the transition period from __________________ to __________________________

                         Commission file number 0-28898

                          INDEPENDENCE BREWING COMPANY
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                             23-2763840
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (I.R S. Employer
 incorporation or organization)                              Identification No.)

1000 East Comly Street, Philadelphia, PA                            19149
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (215) 537-2337
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
      NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value                                   Redeemable Warrants
     (Title of class)                                          (Title of class)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes    No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,141,501

On October 1, 1999, the aggregate market value of the 3,357,077 shares of voting stock held by non-affiliates of the issuer was approximately $0.

On October 1, 1999, 3,357,077 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                                     PART I

ITEM 1. - BUSINESS

General

     Independence Brewing Company, which was incorporated in Pennsylvania in 1994, is a regional producer of fresh, high-quality, preservative-free craft-brewed ales, lagers, porters and seasonal beers. The Company's products are marketed under the "Independence" label. The Company currently produces seven products: three styles of beer which are offered year-round, Independence Ale, Independence Gold and Independence Franklinfest; and four which are seasonal beers: Independence William's Winter Warmer (winter); Independence Uncle E$B (spring); Independence Betsy's Kristall Wheat (summer); Independence Thomas' Blonde Bock (fall). The Company brews, kegs and bottles its products at its brewery in Philadelphia, Pennsylvania for wholesale distribution generally by 20 independent wholesale distributors in seven states and the District of Columbia. The Company's brewing equipment currently has the capacity to brew approximately 40,000 barrels per year, which is in part dependent on the style of beer produced. In 1997, the Company installed a new bottling line in that it increased its bottling capacity to 150 bottles per minute. For the year ended December 31, 1998, the Company produced approximately 9,200 barrels. In addition to brewing its own products, the Company has entered into a contract brewing arrangement in which the Company produces beers for a third party which markets and sells such products under its own label. The Company also recently completed certain brand acquisitions and intends to develop and operate brewpubs that offer for sale, in addition to food, the Company's beer brewed on the premises.

Strategy

     The Company's goal is to be one of the leading brewers of craft-brewed beers in the Middle Atlantic States. To attain this goal, the Company intends to employ the following strategies:

Brand Acquisitions

     In March and April, 1998, the Company acquired two existing brands with a niche market and existing customer base, Blue Hen Beer and Gravity Ale. In addition, the Company executed a term sheet to license and market a new product, Nittany Ale, in 1998.

     On February 5, 1998, the Company executed a term sheet with Whitetail Brewing, Inc. in which the parties agreed that the Company would receive an exclusive license of the trademark and logo for "Nittany Ale", a newly developed Whitetail Brewing product, for a five (5) year term, in consideration for which the Company agreed to pay the licensor a royalty for every case of Nittany Ale sold. The Company paid $10,000 up front and attains brand ownership at the end of the license term. In addition, the Company agreed to engage Wade E. Keech, President and founder of Whitetail Brewing, as exclusive sales representative of the Company in the central and western Pennsylvania regions for which Mr. Keech will receive commissions from the sales of all of the Company's products, including Nittany Ale.

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

Brewpub Development

     The Company is continuing to seek and actively negotiate for the acquisition and/or development of brewpubs as a significant opportunity for business growth. The Company intends to establish an Independence Brewing Company brewpub before the end of 1999. However, no assurance can be given that the Company will be successful in entering the brewpub market and if so, that this will result in the anticipated business expansion.

Increase Distribution Network

     The Company currently distributes its products generally through 20 independent wholesale distributors for resale in bars, restaurants, liquor stores and other retail liquor license holders primarily in Pennsylvania, New Jersey, Delaware, Virginia, Maryland and the District of Columbia, and to a lesser extent in Florida and Massachusetts. The Company plans to expand its network of distributors both within its existing markets and may, in the future, expand to new markets. In order to service an increased distribution network and build relationships with additional distributors, the Company intends to hire additional sales representatives to motivate distributors to increase sales of the Company's products and to stimulate retailer and consumer demand. The Company intends to implement market penetration and sales goals with each new distributor, to regularly monitor the achievement of such goals, to establish effective incentive programs for the distributors and their sales forces, to train the distributors' sales forces and to hold motivational sessions for them and accompany distributor sales people on their sales calls.

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

     The Company currently produces ten products, four of which are seasonal brands and each of which has its own distinctive combination of flavor, color and clarity. The Company's product offerings consist of:

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

     Independence William's Winter Warmer -- Winter Seasonal. This strong traditional English style ale employs both English & American malt and hops and has a high alcohol content (6% by weight and 7.2% by volume) to warm you up as the air turns colder. Even though it is immensely potent it still has a soft, smooth, taste. The Winter seasonal has a sweet toffee flavor with a malty texture and a deep bronze color.

     Independence Uncle E$B -- Spring Seasonal. A traditional Extra Special bitter with two-row English malts and a variety of specialty malts is hopped with authentic East Kent Goldings and Fuggles. It has a rich, malty flavor with a sweet finish. The E$B is a robust brew with a sienna copper color and medium body.

     Independence Betsy's Kristall Wheat -- Summer Seasonal. Betsy's Kristall Wheat is light in body, has a high carbonation with fruity/spicy overtones, and hints of clove and banana. The presence of unmalted wheat also improves the head retention of this flavorful brew.

     Independence Thomas's Blonde Bock -- Fall Seasonal. Introduced in the Fall of 1998. Traditional style German Bock. It is full bodied and has a distinct malt and hop presence with a deep gold color. The alcohol content is approximately 6% by weight.

     In addition, the Company produces beer under the Nittnany Ale, Gravity, and Blue Hen names.

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

Brewing Facility

     The Company leases a 32,000 square foot facility on approximately 3.5 acres in Philadelphia, Pennsylvania and hired brewery engineers to design and install a brewery to meet its special requirements. Production began in March 1995, and the Company produced approximately 9,200 barrels in the year ended December 31, 1998, less than 5% of the barrels were produced for third parties pursuant to contract brewing arrangements. See "-- Contract Brewing Arrangement." The Company's current brewing equipment has the capacity to brew 40,000 barrels per year, which is dependent in part on the style of products produced. The Company has installed a new bottling line in 1997 that increased its bottling capacity to 150 bottles per minute and an automated keg filling unit which can clean and fill sankey kegs at the rate of 60 per hour. Additionally, the Company's brewing capacity has been incrementally expanded by the addition of fermentation tanks, finishing tanks and refrigeration equipment at the existing facility in 1997.

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

     Prior to the Company receiving the malts, third parties begin the malting process by placing barley into a maltster which steeps the barley or wheat grain in water, thereby facilitating germination, and then dries and cures the grain through roasting. This process breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process imparts color and adds the distinctive flavor characteristic of barley. At this point, the malts are delivered to the brewery where various malts are milled to a coarse grist and mixed with warm water. This mixture, or "mash," is heated and stirred in the mash mixer, a large mixing vessel. Mashing time and temperature affect the flavor of the beer allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes cause this biochemical conversion. The mash is then moved to the lautertun where it is strained and sparged (showered with hot water) to produce a liquid, high in fermentable sugars, called "wort," which then is pumped into a brew kettle to be boiled, concentrated and clarified. Hops are added during the boil to impart bitterness, balance, and aroma. The specific blend of hops further affects the flavor of the beer. After the boil, the wort is transferred to the whirlpool for clarifying by separating any impurities and solids. Then, the wort is cooled by heat exchanging.

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

     Brewing Equipment. The Company uses state of the art brewing equipment, which was supplied by JV Northwest, one of the United States' leading brewing equipment manufacturers. The Company's facility contains a four vessel 40 barrel brewhouse with separate hot and cold liquor tanks. The four vessel system best utilizes the Company's brewer's time as the flow process is constantly moving forward from mash-mixer to lautertun, brew kettle and whirlpool to enable multiple batch brewing in a 10 to 12 hour day. An indoor silo houses 50,000 lbs of two row malt which enables a lower bulk rate purchase cost. The mill room features a digitally programmed grist case which weighs the milled malts prior to auguring into the brewhouse. Current capacity is determined by the Company's fermentation vessels, which consist of four 80 barrel and three 160 barrel fermenters. In addition, the Company installed one 80 barrel; two 160 barrel and two 320 barrel finishing tanks in 1997, thus enabling annual brewing of approximately 40,000 barrels. Two 160 barrel finishing tanks are used to measure production and check for proper carbonation. The Company believes that its brewing methods are cost effective and produce high-quality ales and lagers.

     Bottling and Kegging. Like many other craft-brewed beers, the Company's products are not pasteurized. Accordingly, they must be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste. The Company packages its craft beers in both bottles and kegs. The Company purchased a new bottling line during 1997. Bottled beer must be polished filtered to more thoroughly remove undesirable spoiling elements. Twelve ounce bottles are rinsed through a twist rinser, filled on new 24 valve double pre-evacuation filler, that lowers the quantity of air in each bottle, thereby allowing the Company's product to have a shelf-life of up to 120 days. The Company purchased a new hydraulic micro filter to increase product quality and attain this increased shelf-life. The bottles are then automatically labeled, packed and sent to a case sealer before being stored in a 2,000 square foot cold box. The bottles are freshness-dated for the benefit of consumers. Draft beer is packaged in new sankey style kegs which are more expensive yet preferred by retailers for their ease of handling and storage. In 1997, the Company also installed an automated keg filling unit which can clean and fill 60 kegs per hour. Draft beer is also stored in the Company's on-site cold storage.

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

     Ingredients and Raw Materials. The Company has several sources for the purchase of ingredients or other raw materials. Malt, specialty malt, hops, and yeast can be purchased from a number of suppliers whose prices are all relatively competitive. The Company uses local municipal water supplied by the City of Philadelphia for the Company's brewing operations, with a carbon filtration system at the brewery to remove chlorine and other impurities. The Company's operations also utilize glass bottles, caps, labels, kegs and corrugated and other paper products, all of which are anticipated to be available from several sources. As with most agricultural products, the supply and price of raw materials used to produce the Company's beers can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's results of operations are dependent upon its ability to accurately forecast its demand for raw materials. Any failure by the Company to accurately forecast its demand for raw materials could result in the Company either being unable to meet higher than anticipated demand for its products or producing excess inventory, either of which may materially adversely affect the Company's business, results of operations and financial condition.

Product Distribution

     The Company's products are available for sale to consumers from kegs or in bottles at restaurants, taverns, bars, sporting events and liquor stores, as well as at supermarkets, directly at the brewery and at convenience stores. The Company's products are generally delivered to these retail outlets through a network of 20 independent wholesale distributors, whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who typically have local distribution relationships with one or more national beer brands. In addition, in two counties in Pennsylvania, the Company exclusively sells its products directly to retailers. Three wholesale distributors accounted for approximately 19%, 12% and 12% of the Company's sales for the year ended December 31, 1998. Two customers, one being the largest in the current year, accounted for approximately 12% and 10% of the Company's sales during the year ended December 31, 1997. The loss of any wholesale distributor, if not immediately replaced, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company, together with its distributors, markets its products to retail outlets and generally relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space, create demand for its products and to oversee timely rotation of inventory to ensure the continuing freshness of its products. The Company will also offer its products directly to consumers at brewpubs if the Company establishes such operations in the future.

Marketing and Sales

     Sales of the Company's draft beer began in May 1995, with bottle sales commencing in June 1995. As of October 1, 1999, the Company maintained a sales and marketing staff of four sales representatives, whose efforts are focused primarily on assisting the Company's distributors with promotions and product placements. In addition, the Company has retained two additional sales representatives on a commission basis, who provide similar services. The Company has hired an experienced sales manager to manage the growth and productivity of its sales force. In order to service an increased distribution network and build relationships with additional distributors, the Company intends to hire additional sales representatives to motivate distributors to increase sales of the Company's products and to stimulate retailer and consumer demand. The Company presently markets its products in a region comprised primarily of Pennsylvania, New Jersey, Delaware, Virginia, Maryland and the District of Columbia, and to a lesser extent in Florida and Massachusetts.

     The Company has advertised its products in local newspapers, billboards, on the radio, and to a lesser extent, T.V., and in specialty beer publications within these markets. In addition, the Company promotes its products through its direct mail program, including a quarterly newsletter, advertising in specialty beer publications, its beer events and the use of point of sale promotional materials, such as table tents, posters and signs in retail outlets. The advertising and promotional materials are designed to stress the unique qualities of the Company's products, such as product freshness and the styles of beers offered. These advertising and promotional materials also highlight the Company's Brewmaster and the Company's primary focus on product quality.

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

Contract Brewing Arrangement

     The Company has entered into an arrangement to utilize a portion of its excess production capacity to provide contract brewing services to a third party which markets and sells beer produced by the Company, under the third party's own proprietary labels. Although margins for contract brewing are lower compared to the sale of the Company's own products to wholesale distributors, the Company expects this business to continue until such time as the Company's own products fully utilize production capacity. Less than 5% of the Company's revenues resulted from contract brewing in both 1998 and 1997. In 1999, the Company expects to decrease production of barrels under this private label brewing contracts and focus on building its core brands.

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

     Alcoholic Beverage Regulation and Taxation. The Company's brewery is subject to licensing and regulation by a number of governmental authorities. The Company operates its brewery under federal licensing requirements imposed by the BATF. The BATF requires the filing of a "Brewer's Notice" upon the establishment of a new commercial brewery. In addition, commercial brewers are required to file an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

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

     State and Federal Environmental Regulation. The Company's brewery operations are subject to environmental regulations and local permitting requirements regarding, among other things, air emissions, water discharges and the handling and disposal of wastes. While the Company has no reason to believe the operations of its facility violate any such regulation or requirement, if such a violation were to occur, the Company's business may be materially adversely affected. In addition, if environmental regulations were to become more stringent in the future, the Company could be materially adversely affected.

     Dramshop Laws. The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server's being liable to third parties for injuries caused by the intoxicated customer. If the Company opens brewpubs, the Company will attempt to address this concern by implementing employee training and designated-driver programs. The Company has obtained host liquor and legal liquor liability insurance coverage for its activities in connection with marketing and promotional events that involve selling liquor. Future increases in premiums could make it prohibitive for the Company to obtain adequate insurance coverage or maintain its existing coverage, and large uninsured damage awards against the Company could have a material adverse affect on the Company's financial condition and results of operations.

     Trademarks. The Company has registered the trademarks "1776", "Franklinfest" and "Betsy's Kristal Wheat" with the United States Patent and Trademark office. The Company has filed an application to register "Uncle ESB" with the United States Patent and Trademark office. Although the Company expects "Uncle ESB" to be registered in due course, there can be no assurance any such trademark will be registered, or if registered, there can be no assurance that it will not be challenged at some later date. Independence Brewing Company of Florida, Inc. ("Independence Florida"), a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the "Independence" name and logo and the name "Independence Brewery and Restaurant" (the "Independence Marks"), has filed federal trademark and service mark applications for "Independence Brewery and Restaurant" (the "Applications"). The Company has entered into an agreement with Independence Florida (the "Florida Agreement") whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company, (ii) Independence Florida was granted a perpetual royalty free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company will not operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida. To date, nothing has been completed as Independence Florida has been under bankruptcy reorganization. In addition, the Company recently acquired the Blue Hen Beer and Gravity Ale trademarks and intends to shortly effect an assignment of the marks to the Company. See Item 1. Business -- Strategy -- Brand Acquisitions.

     The Company has entered into an exclusive license and purchase agreement with Moosehead Brewing Company ("Moosehead") for use of Moosehead's registration for "The Taste of Independence" and its pending U.S. trademark application for the mark "Independence" for brewed alcoholic beverages (the "Moosehead Marks"). This agreement is for a two year license for use of the Moosehead Marks in the United States whereby the Company paid Moosehead $30,000 per year for such right and, upon termination of such two-year period, all rights to the use of "Independence" will be transferred to the Company for an additional payment of $30,000.

     The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product packaging, advertising and promotional design and artwork are important to the Company's success, and such materials are considered protected by common law copyright.

Employees

     As of October 1, 1999, the Company had fourteen employees, including five in production, four in sales and marketing, and five in administration. Of the fourteen employees, six are part time. The Company believes its relations with its employees to be good.


ITEM 2. - PROPERTIES

     The Company currently leases an approximately 32,000 square foot facility on approximately 3.5 acres in Philadelphia, Pennsylvania for its executive offices and its brewery at a current cost of $5,866 per month, plus all applicable taxes, insurance premiums, expenses for utilities and costs for any other services assessed against the property. The lease on this facility terminates on November 30, 2004. The rent expense increases each year of the lease up to $9,333 per month in the final year of the lease. The Company has an option to purchase such property for $700,000, increasing each year up to $800,000 on November 30, 2001, at which time such option expires. The Company believes it has adequate space to conduct its operations.


ITEM 3. - LEGAL PROCEEDINGS

     The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The initial public offering of the Company's common stock and redeemable warrants was consummated on February 11, 1997 (the "IPO"). The stock and warrants have been thinly traded since the IPO.

     The Company's common stock and redeemable warrants are not currently traded on the NASDAQ SmallCap Market under the symbols "IBCOE" and "IBCOWE," respectively. On April 28, 1999, the NASDAQ Listing Qualification Panel made the determination that the Company failed to meet the net tangible asset, market capitalization and market value public float requirements, as well as the failure to provide a definitive plan to regain compliance with those requirements. Accordingly, the Company was delisted from the NASDAQ Stock Market effective with the close of business on April 28, 1999. The Company has filed an appeal and has requested to be considered for relisting on the NASDAQ SmallCap Market. The Company will utilize its best efforts to have the common stock and redeemable warrants available on the NASDAQ Bulletin Board.

     As of December 31, 1998, there were 849 holders of record of the Company's common stock and four holders of record of the Company's redeemable warrants. The Company believes that, as of October 1, 1999, there were greater than 849 beneficial holders of the Company's common stock and redeemable warrants.

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

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto and the other sections contained in this filing.

Overview

     Independence Brewing Company was incorporated in May 1994 and began distribution of its Independence Ale in kegs and bottles in May 1995 and June 1995, respectively. The Company's brewery, located in Philadelphia, Pennsylvania, was completed and became operational in late February 1995 and commenced brewing in March 1995. For the period from June 1994 through February 1995, the Company's principal activities were raising capital, securing third party financing and completing construction of its brewing facility. The Company currently produces seven products: Three styles of beer which are offered year-round, Independence Ale, Independence Gold and Independence Franklinfest and four which are seasonal beers, Independence William's Winter Warmer (winter) Independence Uncle U$B (spring) Independence Betsy's Kristall Wheat (summer) Independence Thomas's Blonde Bock (fall). The Company anticipates modifying its product offerings to produce additional seasonal beers. The Company's current brewing equipment has the capacity to brew approximately 40,000 barrels per year, which is in part dependent on the style of beer produced. In 1998, gross sales totaled $1,141,501 on approximately 9,200 barrels of production, as compared to gross sales of $690,648 for 1997 on approximately 5,200 barrels of production. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's revenues are generated predominantly from sales of beer to independent third party wholesale distributors. In addition, the Company derives revenues from the sale of its products directly to retailers and from contract brewing arrangements in which the Company utilizes a portion of its excess capacity to produce beers for third parties which market and sell such products under their own label. The Company has completed acquisitions of certain existing brands other licensing arrangements in 1998, and expects to continue to do so in 1999, See "Item 1 Business Stategy Brand Acquisition." To the extent that the Company is not able to utilize this excess capacity, the Company believes that operating margins will continue to be negatively impacted. In 1998, this strategy of brand acquisition accounted for approximately 19% of the Company's revenues.

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

     The Company's capacity utilization has a significant impact on gross profits. Most capital costs associated with building a brewery and fixed and semi-variable costs related to operating a brewery are incurred prior to or beginning upon commencement of production at the brewery. Although the Company's brewing equipment has the capacity to brew approximately 40,000 barrels per year in 1998, the Company produced approximately 9,200 barrels due primarily to its bottling line deficiencies and slower than anticipated sales. Because the initial production level has been substantially below the brewery's maximum designed brewing capacity, operating margins have been negatively impacted. The Company expects this impact to be reduced if and as the brewery's actual production increases. In addition, the Company expects the incremental costs of shipping beer from the Company's existing brewery to continue to increase as the volume of beer supplied to more distant markets increases.

Years Ended December 31, 1998 and 1997

     Gross sales for the quarter ended December 31, 1998, were $310,446, an increase of 30% when compared to $238,466 for the comparable year-ago quarter. Gross sales for the year ended December 31, 1998, were $1,141,501, an increase of 65% when compared with $690,648 for the comparable year-ago period. The increase in net sales from the comparable periods last year was due to increased sales volume.

     Excise taxes for the quarter ended December 31, 1998, were $14,454, as compared with $7,932 for the comparable year-ago quarter. Excise taxes for the year ended December 31, 1998, were $48,949, as compared with $31,429 for the comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended December 31, 1998, were approximately 5%, as compared with 3% for the comparable year-ago quarter. Excise taxes as a percentage of sales for the twelve month period ended December 31, 1998, was approximately 4.3%, as compared with 5% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

     Cost of goods sold for the quarter ended December 31, 1998, was $260,239, or 84% of sales, as compared to $272,767, or 114% of sales for the comparable year-ago quarter. Cost of goods sold for the year ended December 31, 1998, was $1,308,019, or 115% of sales as compared to $1,021,926, or 148% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was due to higher raw materials costs as a result of increased sales volume, as well as increases in depreciation, production salaries, and production supplies expense. The installation of new bottling and brewing equipment resulted in increased depreciation costs for the Company. The increase in production salaries reflects an increase in brewery personnel from the previous comparable period. The increase in production supplies is due to costs associated with the operation of the Company's new bottling equipment.

     Advertising, promotional, and selling expenses for the quarter ended December 31, 1998, were $104,351, or 34% of sales, as compared to $288,451, or 121% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the year ended December 31, 1998, were $511,688, or 45% of sales, as compared to $678,312, or 98% of sales for the same period last year. The increase in advertising expense from the comparable periods of a year-ago was primarily due to the launching of a major advertising campaign which included billboard, magazine, radio and cable television advertisements. In addition, there were increased costs associated with merchandising and direct mail campaigns.

     General and administrative expenses for the three quarter ended December 31, 1998, were $247,368, or 80% of sales, as compared to $199,671, or 84% of sales for the comparable year-ago quarter. General and administrative expenses for the year ended December 31, 1998, were $770,970, or 68% of sales, as compared to $866,441, or 125% of sales for the same period last year. The increase in general and administrative expenses from the comparable periods of a year-ago were primarily due to increased salary, amortization, insurance and professional fees costs. The Company incurred increased salary expenses in connection with the addition of new sales representatives and additional management personnel. Amortization increased as a result of a $60,000 direct write-off of financing fees. Insurance expense rose in part due to the addition of a Directors and Officers general liability policy. Professional fees rose as a result of higher legal and accounting costs associated with expenses related to the analysis and negotiation of potential acquisition for the Company.

     Interest expense for the quarter ended December 31, 1998, was $11,485, as compared to $11,754 for the comparable year-ago quarter. Interest expense for the year ended December 31, 1998, was $39,223, as compared to $2,993,159 for the comparable year-ago period. Interest expense decreased substantially during 1998 in comparison to 1997 due to the write-off of an unamortized original issue discount and financing costs aggregating approximately $2,916,256 in connection with the repayment of the Company's debentures and Series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for 1998 is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA" Loan), the "SBA" Loan was repaid subsequent to December 31, 1998, see Note G of the financial statements, and Philadelphia Industrial Development Corporation notes ("PIDC Notes").

     Other income, net for the quarter ended December 31, 1997, was $(3,151), as compared to $33,150 for the comparable year-ago quarter. Other income, net for the year ended December 31, 1998, was $20,780 as compared to $124,030 for the comparable year-ago period. The decrease in other income, net from comparable year-ago periods was primarily due to interest earned on excess funds resulting from the Company's initial public offering in 1997.

Years Ended December 31, 1997 and 1996

     Gross sales for the quarter ended December 31, 1997, were $238,466, an increase of 114% when compared to $111,500 for the comparable year-ago quarter. Gross sales for the twelve months ended December 31, 1997, were $690,648, an increase of 28% when compared with $540,335 for the comparable year-ago period. The increase in net sales from the comparable periods last year was due to increased sales volume.

     Excise taxes for the quarter ended December 31, 1997, were $7,932, as compared with $9,162 for the comparable year-ago quarter. Excise taxes for the twelve months ended December 31, 1997, were $31,429, as compared with $33,375 for thc comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended December 31, 1997, were approximately 3%, as compared with 8% for the comparable year-ago period. Excise taxes as a percentage of sales for the twelve month period ended December 31, 1997, were approximately 5%, as compared with 6% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

     Cost of goods sold for the quarter ended December 31, 1997, were $272,767, or 114% of sales, as compared to $219,384, or 197% of sales for the comparable year-ago quarter. Costs of goods sold for the twelve months ended December 31, 1997, were $1,021,926, or 148% of sales as compared to $801,482, or 148% of sales for the comparable year-ago period. The increase in cost of goods sold from the comparable periods last year was due to higher raw materials costs as a result of increased sales volume, as well as increases in depreciation, production salaries and production supplies expense. The installation of new bottling and brewing equipment resulted in increased depreciation costs for the Company. The increase in production salaries reflects an increase in brewery personnel from the previous comparable period. The increase in production supplies is due to costs associated with the operation of the Company's new bottling equipment.

     Advertising, promotional and selling expenses for the quarter ended December 31, 1997, were $288,451, or 121% of sales, as compared to $56,547, or 51% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the twelve months ended December 31, 1997, were $678,312, or 98% of sales, as compared to $158,105, or 29% of sales for the same period last year. The increase in advertising expense from the comparable periods of a year-ago was primarily due to the launching of a major advertising campaign that included billboard, magazine, radio and cable television advertisements. In addition, there were increased costs associated with merchandising and direct mail campaigns.

     General and administrative expenses for the three months ended December 31, 1997, were $199,671, or 84% of sales, as compared to $135,994, or 122% of sales for the comparable year-ago quarter. General and administrative expenses for the twelve months ended December 31, 1997, were $866,441, or 125% of sales, as compared to $413,004, or 76% of sales for the same period last year. The increase in general and administrative expense from the comparable periods of a year-ago was primarily due to increased salary, amortization, insurance and professional fees costs. The Company incurred increased salary expenses in connection with the addition of new sales representatives and additional management personnel. Amortization increased as a result of a $60,000 direct write-off of financing fees. Insurance expense rose partly due to the addition of a Directors and Officers general policy. Professional fees rose as a result of higher legal and accounting costs associated with the Company's initial public offering, as well as expenses related to the analysis and negotiation of potential acquisition for the Company.

     Interest expense for the quarter ended December 31, 1997, was $11,754 as compared to $225,633 for the comparable year-ago quarter. Interest expense for the twelve months ended December 31, 1997, was $2,993,159, as compared to $377,551 for the comparable year-ago period. Interest expense increased substantially during 1997, in comparison to 1996, due to the write-off of an unamortized original issue discount and financing costs aggregating approximately $2,916,256, in connection with the repayment of the Company's debentures and Series B preferred stock from the net proceeds of the Company's initial public offering in the first quarter of 1997. The interest incurred for 1997 is also associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the SBA Loan) and Philadelphia Industrial Development Corporation notes (PIDC Notes).

     Other income, net for the quarter ended December 31, 1997, was $33,150, as compared to $98 for the comparable year-ago quarter. Other income, net for the twelve months ended December 31, 1997, was $124,030, as compared to $19,965 for the comparable year-ago period. The increase in other income, net from comparable year-ago periods was primarily due to interest earned on excess funds resulting from the Company's initial public offering in 1997.

Years ended December 31, 1998 and 1997

     Cash flows used in operating activities for the year ended December 31, 1998, decreased to $1,043,017, from $1,847,992 for the comparable year-ago period. The decrease in cash used was primarily due to the reduction in the Company's operating loss from $4,776,589 in 1997 to $1,516,568 in 1998, and increases in accounts payable.

     Cash used in investing activities for the year ended December 31, 1998, decreased to $25,393, from $974,372 for last year. The decrease in cash used was primarily the result of reductions in the purchase of property and equipment.

    Cash used in financing activities for the year ended December 31, 1998, totaled $125,238, as compared to cash provided by financing activities of $3,688,089 for the comparable year-ago period. This decrease was due to inflow of the net proceeds of $5,285,206 as a result of the Company's initial public offering in 1997. During 1998, the Company used cash to repay outstanding debt.

     The Company believes that cash flow from operations alone will not be sufficient. The Company has undertaken and identified an investment group to purchase $2,000,000 of the Company's common stock under the terms of a private placement memorandum. will be sufficient to meet short-term liquidity needs. The Company may also seek other long term financing. No assurance can be given that such long term financing will be obtained on commercially reasonable terms or at all.

Years ended December 31, 1997 and 1996

     Cash flows used in operating activities for the twelve months ended December 31, 1997, totaled $1,847,992, as compared to $695,746 for the comparable year-ago period. The increased use of cash is primarily due to the Company's operating loss for 1997 and a significant decrease in accounts payable.

     Cash used in investing activities for the twelve months ended December 31, 1997, totaled $974,372, as compared to $588,525 for the same period last year. The increase in the use of cash was the result of the purchase of new bottling and brewing equipment and the cost of acquiring a trademark.

     Cash provided by financing activities for the twelve months ended December 31, 1997, totaled $3,688,089, as compared to $1,644,973 for the comparable year-ago period. This increase was due to net proceeds of $5,285,206 as a result of the Company's initial public offering, which was only partially offset by the repayment of debentures, preferred stock and other outstanding debt.

     In February 1997, the Company completed its initial public offering (IPO). The Company received approximately $5,896,000 of net proceeds (including the purchase of 600,000 redeemable warrants upon partial exercise of the Underwriter's overallotment option and after deducting the Underwriter's discount and offering expenses) from the IPO.

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

Net Operating Loss Carryovers

     The Company has net operating loss (NOL) carryovers as deductions against future taxable income, under federal income tax law, of approximately $8,000,000 as of December 31, 1998.

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

     Risk of Third Party Claims of Infringement of Intellectual Property; Uncertainty of Trademark Protection. The Company has entered into the Moosehead License concerning the Moosehead Marks. If the Moosehead License is terminated in the future, the Company may find it necessary to change the brand name of its products, thereby losing any existing brand recognition in its markets. The Company relies and will continue to rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other arrangements to protect its proprietary rights, including its beer recipes, product packaging, advertising, promotional designs and artwork. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent the misappropriation and the unauthorized use of the Company's proprietary information and such protections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to the Company's products.

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

     Entrance into the Brewpub Business. The Company intends to enter into the brewpub business in 1998 as it is actively seeking opportunities for brewpub acquisitions and/or development. Success will depend upon a variety of factors, including the availability and cost of suitable acquisition candidates and/or building sites, the employment and training of management, brewpub staff and other personnel, regulatory limitations regarding common ownership of breweries and restaurants in certain states, acceptable leasing or financing terms of equipment, cost effective and timely construction of new brewpubs (which construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters and weather conditions) and securing required governmental permits and approvals. There can be no assurance that the Company will be successful in acquiring or opening new brewpubs, that those brewpubs will be opened in a timely manner, or that, if opened, those brewpubs will be operated profitably. New brewpubs typically operate with below normal profitability and incur certain additional costs in the process of achieving operational efficiencies during the first several months of operation. In addition, the Company may either own or operate these brewpubs or enter into licensing arrangements for others to do so utilizing the Independence name. Accordingly, the Company may be subject to risks of licensing its name to third party entities.

     Dependence on Key Personnel; Inexperience of Management. The Company's new success substantially depends upon the efforts of the Company's Chief Executive Officer, Robert Connor and the Company's Brewmaster and President, William Moore.

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

ITEM 7. - FINANCIAL STATEMENTS










                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           21


FINANCIAL STATEMENTS

    BALANCE SHEETS                                                           22

    STATEMENTS OF OPERATIONS                                                 23

    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                            24

    STATEMENTS OF CASH FLOWS                                                 25

    NOTES TO FINANCIAL STATEMENTS                                            26

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Independence Brewing Company


         We have audited the accompanying balance sheets of Independence Brewing Company as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Brewing Company as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obigations and sustain operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
April 7, 1999, except for
Note O, as to which the
date is August 5, 1999

                          INDEPENDENCE BREWING COMPANY

                                 BALANCE SHEETS

                                                                                             December 31,
                                                                                     ---------------------------
          ASSETS                                                                        1998              1997
                                                                                     ----------       ----------
Current assets
    Cash and cash equivalents                                                        $   35,561       $1,229,209
    Accounts receivable                                                                  55,416           34,211
    Inventories                                                                         288,708          164,787
                                                                                     ----------       ----------

          Total current assets                                                          379,685        1,428,207

Equipment and leasehold improvements, net                                             2,047,026        2,154,541
Intangible assets                                                                       233,537           90,820
Other                                                                                    13,904           48,941
                                                                                     ----------       ----------

                                                                                     $2,674,152       $3,722,509
                                                                                     ==========       ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                                $  359,181       $  108,000
    Accounts payable                                                                    599,046          283,655
    Accrued salaries                                                                     82,101              -
    Accrued expenses                                                                      2,346            1,073
    Customer deposits                                                                    20,865           10,843
                                                                                     ----------       ----------

          Total current liabilities                                                   1,063,539          403,571

Long-term liabilities
    Deferred rent                                                                        57,127           46,579
    Long-term debt                                                                      111,251          406,670
                                                                                     ----------       ----------

          Total liabilities                                                           1,231,917          856,820
                                                                                     ----------       ----------

Shareholders' equity
    Preferred stock, Series A, $10.00 par value -- authorized 500,000
       shares; none outstanding                                                             --               --
    Preferred stock, Series B, $10.00 par value -- authorized 500,000
       shares; none outstanding                                                             --               --
    Common stock, no par value - authorized, 19,000,000 shares; issued and outstanding, 3,357,077 and 3,207,077 shares in 1998 and
       1997, respectively                                                             9,069,748        8,976,634
    Accumulated deficit                                                              (7,627,513)      (6,110,945)
                                                                                     ----------       ----------

          Total shareholders' equity                                                  1,442,235        2,865,689
                                                                                     ----------       ----------

                                                                                     $2,674,152       $3,722,509
                                                                                     ==========       ==========





The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                            STATEMENTS OF OPERATIONS






                                                                                       Year ended December 31,
                                                                                     ---------------------------
                                                                                        1998             1997
                                                                                     ----------      -----------
Sales                                                                               $ 1,141,501      $   690,648

Less excise taxes deficit                                                               (48,949)         (31,429)
                                                                                    -----------      -----------

          Net sales                                                                   1,092,552          659,219

Cost of goods sold                                                                    1,308,019        1,021,926
                                                                                    -----------      -----------

          Gross loss                                                                   (215,467)        (362,707)
                                                                                    -----------      -----------

Advertising, promotional and selling expenses                                           511,688          678,312
General and administrative expenses                                                     770,970          866,441
                                                                                    -----------      -----------
                                                                                      1,282,658        1,544,753

          Operating loss                                                             (1,498,125)      (1,907,460)
                                                                                    -----------      -----------

Other income (expense)
    Interest expense                                                                    (39,223)      (2,993,159)
    Other income, net                                                                    20,780          124,030
                                                                                    -----------      -----------
                                                                                        (18,443)      (2,869,129)
                                                                                    -----------      -----------

          NET LOSS                                                                  $(1,516,568)     $(4,776,589)
                                                                                    ===========      ===========

Per share data
    Net loss per common share - basic and diluted                                   $     (0.46)     $     (1.54)
                                                                                    ===========      ===========











The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997



                                                          Common stock
                                                  ---------------------------                           Total
                                                  Number of                         Accumulated      shareholders'
                                                    shares          Amount            deficit          equity
                                                  ----------       ----------       ------------     -------------
Balance at January 1, 1997                        2,307,077        $3,691,428       $(1,334,356)      $2,357,072


Issuance of common stock                            900,000         5,285,206               -          5,285,206


Net loss for the year ended
    December 31, 1997                                     -                 -        (4,776,589)      (4,776,589)
                                                  ---------        ----------       -----------       ----------


Balance at December 31, 1997                      3,207,077         8,976,634        (6,110,945)       2,865,689


Issuance of common stock                            150,000            93,114                 -           93,114


Net loss for the year ended
    December 31, 1998                                   -                 -          (1,516,568)      (1,516,568)
                                                  ---------        ----------       -----------       ----------


Balance at December 31, 1998                      3,357,077        $9,069,748       $(7,627,513)      $1,442,235
                                                 ==========        ==========       ===========       ==========














The accompanying notes are an integral part of this statement.

                          INDEPENDENCE BREWING COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                                        Year ended December 31,
                                                                                    -----------------------------
                                                                                         1998             1997
                                                                                    ------------     ------------
Operating activities
    Net loss                                                                        $(1,516,568)     $(4,776,589)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                    154,102          134,705
       Write-off of deferred charges                                                        -          2,972,112
       Increase in accounts receivable                                                  (21,205)         (17,085)
       Increase in inventories                                                         (120,921)         (29,971)
       Decrease (increase) in other                                                      35,037          (23,039)
       Increase (decrease) in accounts payable and accrued expenses                     407,340         (119,268)
       Increase (decrease) in customer deposit                                           10,022              -
       Increase in other                                                                  9,176           11,143
                                                                                    -----------      -----------

              Net cash used in operating activities                                  (1,043,017)      (1,847,992)
                                                                                    -----------      -----------

Investing activities
    Purchases of property and equipment                                                 (43,718)        (884,372)
    Other                                                                                18,325          (90,000)
                                                                                    -----------      -----------

              Net cash used in investing activities                                     (25,393)        (974,372)
                                                                                    -----------      -----------

Financing activities
    Payments of notes payable                                                           (34,347)             -
    Repayments of long-term debt                                                        (90,891)        (103,091)
    Payments to reacquire preferred stock                                                   -           (700,000)
    Proceeds from issuance of common stock, net                                             -          5,285,206
    Payments under capital lease obligations                                                -             (4,026)
    Repayments from (to) officers, net                                                      -             10,000
    Repayments of convertible debentures                                                    -           (800,000)
                                                                                    -----------      -----------

              Net cash (used in) provided by financing activities                      (125,238)       3,688,089
                                                                                    -----------      -----------

              Net (decrease) increase in cash and cash equivalents                   (1,193,648)         865,725

Cash and cash equivalents at beginning of year                                        1,229,209          363,484
                                                                                    -----------      -----------

Cash and cash equivalents at end of year                                            $    35,561      $ 1,229,209
                                                                                    ===========      ===========









The accompanying notes are an integral part of these statements.

                          INDEPENDENCE BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Independence Brewing Company (the Company) is a regional producer of fresh, high-quality, preservative-free, craft brewed ales, lagers, porters, pilsners and seasonal beers. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's third-party wholesale distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products.

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

    2.  Supplemental Cash Flow Information

    Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities at the time of purchase of three months or less. Cash paid for interest for the years ended December 31, 1998 and 1997 was $36,822 and $122,339 , respectively.

    The Company purchased equipment with a short term note payable of $21,000. The Company exchanged equipment for forgiveness of an $8,575 trade debt. In addition, the Company issued 100,000 shares of stock valued at $65,000 and a $40,000 note payable in exchange for miscellaneous inventory and $102,000 of goodwill. The Company also issued 50,000 shares of common stock valued at $28,114 and a 10,000 note payable in exchange for intangible assets.

    3.  Inventories

    Inventories, which consist principally of hops, bottles and packaging, are stated at the lower of cost or market determined on the first-in, first-out basis.






                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    6.  Depreciation and Amortization

    Equipment and leasehold improvements are carried at cost. Depreciation of equipment and amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets or the term, if less, over periods ranging from five to twenty years. Amortization of intangibles is provided by the straight-line method over periods ranging from five to forty years.

    Each year, the Company assesses the impairment of goodwill and property, plant and equipment under Statement of Financial Accounting Standards (SFAS) No. 121, and when events or changes in circumstances indicate that the carrying value may not be recoverable, a determination of impairment is made based upon estimates of future cash flow.

    7.  Advertising, Promotional and Selling Expenses

    Advertising, promotional and selling expenses are charged to expense during the period in which they are incurred. Total advertising, promotional and selling expenses for the years ended December 31, 1998 and 1997 were $511,688 and $678,312, respectively.

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

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9.  Fair Value of Financial Instruments

    SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and long-term debt. Based on the borrowing rates currently available to the Company, long-term debt approximates fair value at December 31, 1998 and 1997.

    10.  Loss Per Common Share

    The Company follows the provisions of SFAS No. 128, Earnings Per Share, which eliminated primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    11.  Segment Information

    In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement redefines how operating segments are determined and requires disclosure of certain financial information about the Company's operating segments. The Company operates a brewery which manufacturers beer. The Company considers it business to consists of one reportable operating segment engaged in the production of beer.

    12.  Reclassification

    Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

NOTE B - Going Concern Matters

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1998 and 1997, the Company incurred losses of $1,517,000 and $4,777,000, respectively. These factors among other may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note G, the Company was not in compliance with the covenants under the Philadelphia Industrial Development Corporation (PIDC) agreement at December 31, 1998, but a waiver was obtained from the institution for its violations. Additionally, the Company was not in compliance with the covenants under the mezzanine loan, as discussed in Note O. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional equity investments, additional debt financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing additional equity investments, refinancing of the Mezzanine loan described in Note O, licensing transactions/acquisition for the establishment of retail Brewpubs for volume and marketing exposure primarily within surrounding Philadelphia area, growth in it "non-core" brand sales through the recent acquisitions described in Note C, expansion of both product lines and geographic distribution network and adding soft drinks to production lines.

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE C - ACQUISITIONS

    On March 25, 1998, the Company acquired certain assets of American U-Brew, Inc. and its affiliates (AUB) in exchange for 100,000 shares of common stock valued at $65,000 and two notes totalling $40,000, as described in note G.

    The assets were valued at the fair market value on the date of acquisition and resulted in goodwill of $102,000.

    If during the first year following the closing date of the agreement the Company does not produce an agreed upon amount of barrels, under the brewing label acquired, a portion of the debt is forgiven and a portion of the Company's common stock issued will be returned to the Company in the form of treasury stock. In addition, the Company is required to pay AUB consideration, in the form of equity or debt, additional compensation if the average stock price of the Company is less than an agreed upon amount. Subsequent to year end, approximately $13,000 of the debt was forgiven and approximately 41,000 shares of common stock will be required to be returned to the Company. Additionally, in accordance with the agreement, the Company will be required to pay approximately $25,000 or issue approximately 17,000 shares of additional stock to AUB.

    On April 6, 1998, the Company acquired certain assets of Blue Hen Brewing Company, Ltd. (Blue Hen) in exchange for 50,000 shares of common stock valued at $28,114, and a $10,000 note payable. The note payable was satisfied during 1998. The assets were valued at fair market value and resulted in goodwill of approximately $28,000. Under the terms of the agreement, the Company is required to pay Blue Hen additional consideration in the form of equity or debt, if the average stock price of the Company is less than an agreed upon amount during the first year following the closing date of the agreement. Subsequent to year end, the Company will be required to pay approximately $11,000 or issue approximately 7,500 shares of common stock to Blue Hen.

NOTE D - INVENTORIES

    Inventories consist of the following:
                                                        1998              1997
                                                      --------         --------

       Raw materials                                  $ 59,274         $ 45,903
       Work in process                                  69,410           32,469
       Finished goods                                   80,115           20,272
       Packaging                                       104,413           66,143
                                                      --------         --------
                                                       313,212
       Less reserve for spoilage                       (24,504)               -
                                                      --------         --------

                                                      $288,708         $164,787
                                                      ========         ========

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997



NOTE E - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following:

                                                        Estimated useful lives           1998             1997
                                                        ----------------------       ----------       ----------
       Brewing equipment                                     5 to 20 years           $2,141,302       $2,103,108
       Leasehold improvements                                10 years                   285,147          285,147
       Transportation equipment                              5 years                          -           15,250
       Computer equipment and software                       5 years                     34,737           26,112
                                                                                     ----------       ----------
                                                                                      2,461,186        2,429,617
       Less accumulated depreciation and amortization                                  (414,160)        (275,076)
                                                                                     ----------       ----------
                                                                                     $2,047,026       $2,154,541
                                                                                     ==========       ==========

    Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was $145,181 and $125,705, respectively.

NOTE F - INTANGIBLES

    Intangible assets consist of the following:
                                                       1998             1997
                                                     --------         --------

       Goodwill                                      $130,115         $      -
       Financing fees                                  11,221           11,221
       Organizational costs                             2,417            2,417
       Trademark                                      110,000           90,000
                                                     --------         --------
                                                      253,753          103,638
       Less accumulated amortization                  (20,216)         (12,818)
                                                     --------         --------
                                                     $233,537         $ 90,820
                                                     ========         ========

NOTE G - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                         1998             1997
                                                                                       --------         --------
       Small Business Administration (SBA) Note (1)                                    $264,796         $337,900
       Philadelphia Industrial Development Corporation (PIDC) Note (2)                  163,656          176,770
       Note payable, American U-Brew Note (3) *                                          19,682              -
       Note payable, American U-Brew Note (4) *                                          16,000              -
       Note payable, Other (5) *                                                          6,298              -
                                                                                       --------         --------
                                                                                        470,432          514,670
       Less current portion                                                            (359,181)        (108,000)
                                                                                       --------         --------

                                                                                       $111,251         $406,670
                                                                                       ========         ========


                                  (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997


NOTE G - LONG-TERM DEBT - Continued

    (1) Principal of $6,092 is due monthly plus interest payable at the prime rate plus 2% (9.75% and 10.5% at December 31, 1998 and 1997, respectively). Interest expense for the years ended December 31, 1998 and 1997 was $29,381 and $39,824, respectively. The note was secured by substantially all of the Company's assets, an annuity and certificate of deposit, and personal guarantees of the Company's former President. This loan was paid off in March 1999. (NOTE O)

    (2) Principal and interest payments of $3,389 are due monthly. Interest is payable at 3.75%. Interest expense for the years ended December 31, 1998 and 1997 was $4,167 and $7,971, respectively. The note is secured by substantially all of the Company's assets and personal guarantees of the Company's President. As of December 31, 1998, the Company was in default of all of its covenants under this agreement. Subsequent to year-end, the PIDC provided a waiver of these covenants.

    (3) Principal of $1,000 is due monthly plus interest payable at 6%. Interest expense approximated $1,000 for the year ended December 31, 1998.

    (4) Principal of $16,000 is due on demand with interest payable at 6%. Interest expense approximated $500 for the year ended December 31, 1998. Subsequent to year-end, $13,000 of this debt was forgiven, see Note C.

    (5) Principal of $2,099 due monthly plus interest payable at 6%. Interest expense approximated $400 for the year ended December 31, 1998.

    Principal repayments due on long-term debt at December 31, 1998 are as follows:

           1999                                                         $359,181
           2000                                                           39,317
           2001                                                           38,624
           2002                                                           33,310
                                                                        --------
                                                                        $470,432
                                                                        ========
NOTE H - SHAREHOLDERS' EQUITY

    The Company closed a public offering on February 14, 1997, of 900,000 shares (the Shares) of Common Stock, no par value per share (the Common Stock) and 4,000,000 redeemable Common Stock purchase warrants (the Redeemable Warrants). The Shares and the Redeemable Warrants (collectively, the Securities) were purchased separately and are separately tradable. The initial public offering prices of the Shares and the Redeemable Warrants were $5.00 and $0.50, respectively. In anticipation of this public offering, the Company redeemed all its outstanding fractional shares for cash. Each Redeemable Warrant entitles the registered holder thereof to purchase one share of Common Stock at an exercise price of $6.00 subject to adjustment, commencing on the date of the Prospectus until 60 months from the date of the Prospectus at which time the Redeemable Warrants shall expire. The Redeemable Warrants are redeemable by the Company, with the consent of the underwriter, at any time commencing one year, after the offering, at a redemption price of $0.10 per Redeemable Warrant, provided that the average closing bid price of the Common Stock equals or exceeds $8.00 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. The net proceeds received by the Company in connection with the public offering was approximately $5,225,000.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE H - SHAREHOLDERS' EQUITY - Continued

    The Company had granted to the underwriter a 45-day option to purchase up to an additional 135,000 shares of Common Stock and/or 600,000 Redeemable Warrants on the same terms and conditions as set forth above solely to cover overallotments. On February 12, 1998, the underwriter exercised its option to purchase 600,000 redeemable warrants. Proceeds to the Company amounted to approximately $60,000, net of approximately $40,000 of closing costs.

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

    The Company, in connection with the Private Placements discussed in note I, amended and restated its Articles of Incorporation whereby the Company is authorized to issue 20,000,000 shares of capital stock, of which 19,000,000 shares are Common Stock, no par value; 500,000 shares are Series A preferred stock, par value $10.00 per share (Series A Preferred Stock); and 500,000 shares are Series B preferred stock, par value $10.00 per share (Series B Preferred Stock).

    Holders of outstanding shares of Series A Preferred Stock were entitled to receive cumulative cash dividends at a rate of $1.80 per share per annum. Holders of outstanding shares of Series B Preferred Stock shall be entitled to receive cumulative cash dividends at a rate of $1.40 per share per annum. Both the Series A Preferred Stock and Series B Preferred Stock contain mandatory redemption provisions whereby the Company shall redeem all outstanding shares on the five-year anniversary date of the date of issuance of such shares at $10.00 cash per share on the occurrence of certain events, as defined, together with an amount on each redemption date equal to the accrued and unpaid dividends on such shares to the redemption date. Previously, the Company redeemed the Series B Preferred Stock with a portion of the net proceeds from their Public Offering.

NOTE I - PRIVATE PLACEMENTS

    A portion of the net proceeds of the Company's Public Offering in 1997 was used to repay certain outstanding debentures from 1996. As a result of this repayment, the Company wrote-off the remaining unamortized original issue discount of $1,159,129 and deferred financing costs of $29,528. These costs are included in interest expense for the year ended December 31, 1997.

    A portion of the net proceeds of the Company's Public Offering in 1997 was used to redeem certain Series B preferred stock issued in 1996. As a result of this redemption, the Company wrote off the remaining unamortized original issue discount of $1,757,127 and deferred financing costs of $26,328. These costs are included in interest expense for the year ended December 31, 1997.




                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE I - PRIVATE PLACEMENTS - Continued

    In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow certain shareholders of the Company to participate in the purchase of certain Debentures in prior years, Winfield Capital Corporation (Winfield) received a warrant (the Series B Warrant) which entitles Winfield to purchase 3,500,000 shares of Common Stock of the Company at a price of $6.00 per share. The Series B Warrant is exercisable and expires five years following the Company's initial public offering. At December 31, 1997, all 3,500,000 warrants were still outstanding and unexercised. During 1998, the exercise price of these debentures was reduced to $1.50.

NOTE J - INCOME TAXES

    The Company has incurred net operating losses for financial statement and income tax reporting purposes since inception. Accordingly, no provision for income taxes has been made for 1998 or 1997.

    The Company's income tax provision can be reconciled to that determined by applying the statutory federal income tax rate of 34% to the pretax losses for 1998 and 1997 as follows:

                                                     1998             1997
                                                  -----------     ------------

       Expected tax benefit at 34%                $ (490,546)     $(1,624,040)
       Non-deductible offering expenses                     -           22,465
       Deferred tax valuation allowance               490,127        1,619,034
       Other                                              419          (17,459)
                                                  -----------     ------------

       Income taxes                               $        -      $         -
                                                  ===========     ============

    Deferred tax assets and liabilities reflected in other assets and liabilities are as follows:

                                                     1998             1997
                                                  -----------     ------------

       Depreciation                               $ (267,699)     $  (180,641)
       Net operating loss carryovers                2,719,794        2,146,092
       Other                                           19,423           15,940
                                                  -----------     ------------
                                                    2,471,518        1,981,391
       Valuation allowance                         (2,471,518)      (1,981,391)
                                                  -----------     ------------

       Net deferred tax asset                     $         -     $          -
                                                  ===========     ============

    In view of the Company's history of net operating losses, management has provided a valuation allowance for the full amount of the deferred tax asset at December 31, 1998 and 1997.

    The Company has net operating loss carryover deductions of approximately $8,000,000 expiring as follows: $57,000 - 2010; $1,295,000 - 2011;
    $4,960,000 - 2012; and $1,687,000 - 2013.

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE K - LOSS PER SHARE

    The Company's calculation of loss per share in accordance with SFAS No. 128 is as follows:

                                                                              Year ended December 31, 1998
                                                                  ----------------------------------------------
                                                                      Loss             Shares         Per share
                                                                  (numerator)      (denominator)        amount
                                                                  ------------     -------------      ----------
       Basic loss per share
          Net loss                                                $(1,516,568)        3,323,516        $ (0.46)

       Effect of dilutive securities
          Options                                                           -            11,691              -
                                                                  -----------         ---------        -------

       Diluted loss per share
          Net loss plus assumed conversions                       $(1,516,568)        3,335,207        $ (0.46)
                                                                  ===========         =========        =======

    Of the total options outstanding, options to purchase 95,000 shares of common stock, ranging from $0.81 to $3.63 per share, were outstanding during the year. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.

                                                                              Year ended December 31, 1997
                                                                  ----------------------------------------------
                                                                      Loss             Shares         Per share
                                                                  (numerator)      (denominator)        amount
                                                                  ------------     -------------      ----------
       Basic loss per share
          Net loss                                                $(4,776,589)        3,105,982        $ (1.54)

       Effect of dilutive securities
          Options                                                           -                 -              -
                                                                  -----------         ---------        -------

       Diluted loss per share
          Net loss plus assumed conversions                       $(4,776,589)        3,105,982        $ (1.54)
                                                                  ===========         =========        =======

    Of the total options outstanding, options to purchase 65,000 shares of common stock, ranging from $1.50 to $3.63 per share, were outstanding during the year. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE L - STOCK OPTION PLAN

    The Company adopted a nonqualified stock option plan under which it may grant up to 300,000 shares of Common Stock. The Company may not grant any incentive stock options with a purchase price of less than fair market value of the Common Stock as of the date of the grant.

    The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock options are accounted for under APB Opinion No. 25.

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and loss per share would have been reduced to the pro forma amounts indicated below.

                                                                                         1998             1997
                                                                                    ------------     ------------
       Net loss                                               As reported           $(1,516,568)     $(4,776,589)
                                                              Pro forma             $(1,551,768)     $(4,838,055)
       Loss per share - basic and diluted                     As reported           $     (0.46)     $     (1.54)
                                                              Pro forma             $     (0.47)     $     (1.56)

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995, of which there were none.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998 and 1997: expected volatility of 90.0% in 1998 and 77.5% in 1997, risk-free interest rate of 5.36% in 1998 and 6.73% in 1997, and expected life of 10 years for both years.











                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE L - STOCK OPTION PLAN - Continued

    A summary of the status of the Company's option plans as of December 31, 1998 and 1997, the changes during the year ending on these dates is represented below:

                                                                1998                             1997
                                                      -----------------------          -----------------------
                                                                     Weighted                         Weighted
                                                                      average                          average
                                                                     exercise                         exercise
                                                       Shares          price           Shares           price
                                                      --------       --------          -------        --------
       Outstanding, beginning of year                  65,000         $  1.96               -         $     -
       Granted                                        100,000            0.75          65,000            1.96
       Cancelled                                      (30,000)           1.00               -               -
                                                      -------         -------          ------         -------
       Outstanding, end of year                       135,000         $  1.17          65,000         $  1.96
                                                      =======         =======          ======         =======
       Weighted average fair value of options
           granted during the year                                    $  0.67                         $  1.65
                                                                      =======                         =======

    The following table summarizes information about options outstanding at December 31, 1998:

                                Options outstanding                                         Options exercisable
        ---------------------------------------------------------------------           ----------------------------
                                                   Weighted
                                  Number            average          Weighted               Number          Weighted
                              outstanding at       remaining          average           outstanding at       average
             Range of          December 31,       contractual        exercise            December 31,       exercise
         exercise prices           1998               life             price                 1998             price
        ----------------      ---------------     -----------        --------           --------------      --------
        $0.50 - $0.5625           40,000           9.9 years           $0.52                40,000           $0.52
        $0.8125 - $1.00           60,000           9.6 years            0.91                60,000            0.91
             $1.50                21,000           8.6 years            1.50                19,000            1.50
             $3.625               14,000           8.3 years            3.625               14,000            3.625
                                 -------                                                  --------
                                 135,000           9.4 years                              $133,000
                                 =======                                                  =======







                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE M - COMMITMENTS AND CONTINGENCIES

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

       Year ending December 31,
                1999                                              $100,000
                2000                                                94,000
                2001                                                93,000
                2002                                                96,000
                2003                                               103,000
                Thereafter                                         111,000
                                                                  --------
                                                                  $597,000
                                                                  ========

    The Company has entered into a sublease agreement for a portion of its rented manufacturing facility. This sublease is on a month-to-month basis and has provided approximately $9,300 of rental income for each of the years ended December 31, 1998 and 1997. Rent expense for the years ended December 31, 1998 and 1997 was $82,344 and $81,704, respectively.

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

    Previously, the Company had entered into three separate employment agreements with certain executive officers and senior management. Subsequent to year end, these contracts were cancelled. Current management believes they have no further liability under these contracts.




                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997



NOTE M - COMMITMENTS AND CONTINGENCIES - Continued



    4.  Consulting Agreement

    The Company entered into a consulting agreement with a Board Member on December 17, 1998, whereby the Company will pay this Board Member an initial $5,000 plus a monthly fee of $3,000 for 12 months. On December 17, 1998, the Company also agreed to grant the Board Member 25,000 non-registered common shares, which would have approximated $9,375 in compensation expense as of December 31, 1998. As of December 31, 1998, the Company has not yet granted these shares to the Board Member. Accordingly, no compensation expense has been recorded during the year ended December 31, 1998.

    5.  Trademarks

    The Company has registered the trademarks "1776","Franklinfest" and "Betsy's Kristal Wheat" with the United States Patent and Trademark office. The Company has filed an application to register "Uncle ESB" with the United States Patent and Trademark office. Although the Company expects "Uncle ESB" to be registered in due course, there can be no assurance any such trademark will be registered, or if registered, there can be no assurance that it will not be challenged at some later date. Independence Brewing Company of Florida, Inc. (Independence Florida), a corporation that is currently operating under bankruptcy reorganization a brewpub in Ft. Laurderdale, Florida, utilizing the "Independence" name and logo and the name "Independence Brewery and Restaurant" (the Independence Marks), has filed federal trademark and service mark applications for "Independence Brewery and Restaurant" (the Applications). The Company has entered into an agreement with Independence Florida (the Florida Agreement) whereby (i) Independence Florida transferred and assigned all of its rights, title and interest in the Independence Marks and the Applications to the Company, (ii) Independence Florida was granted a perpetual royalty-free license to use the Independence Marks for its one location only, subject to termination upon certain conditions, and (iii) the Company will not operate a bar or restaurant in Broward County, Florida, Independence Florida's geographic region, without the consent of Independence Florida.

    On February 5, 1998, the Company executed a term sheet with Whitetail Brewing, Inc. in which the parties agreed that the Company would receive an exclusive license of the trademark and logo for "Nittany Ale", a newly developed Whitetail Brewing product, for a five (5) year term, in consideration for which the Company agreed to pay the licensor a royalty for every case of Nittany Ale sold. The Company paid $10,000 up front and attains brand ownership at the end of the license term. In addition, the Company agreed to engage Wade E. Keech, President and founder of Whitetail Brewing, as exclusive sales representative of the Company in the central and western Pennsylvania regions for which Mr. Keech will receive commissions from the sales of all of the Company's products, including Nittany Ale.

                                   (Continued)

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

    The Company has entered into an exclusive license and purchase agreement with Moosehead Brewing Company (Moosehead) for use of Moosehead's registration for "The Taste of Independence" and its pending U.S. trademark application for the mark "Independence" for brewed alcoholic beverages (the Moosehead Marks). This agreement is for a two-year license for use of the Moosehead Marks in the United States whereby the Company paid Moosehead $30,000 per year for such right and, upon termination of such two-year period, all rights to the use of "Independence" will be transferred to the Company for an additional payment of $30,000.

    The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product packaging, advertising and promotional design, and artwork are important to the Company's success, and such materials are considered protected by common law copyright.

    6.  Florida Agreement

    From April 1997 until January 1998, Robert W. Connor, Jr., President and Chief Executive Officer of the Company, was a director, officer and a shareholder of Independence Florida, a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the Independence Marks. In addition, Independence Florida has filed federal trademark and service mark applications for "Independence Brewery and Restaurant." The Company has entered into an agreement with Independence Florida. In addition, pursuant to Mr. Connor's former employment agreement with the Company, Mr. Connor will offer to transfer his shares of Common Stock of Independence Florida to the Company if such transfer is permitted pursuant to an existing agreement among Independence Florida and its shareholders. If such shares are not transferred, the Company and Mr. Connor have agreed that the Company will receive any economic benefit from Mr. Connor's shares of Common Stock of Independence Florida, including dividends and sale proceeds in excess of Mr. Connor's original purchase price of such shares. To date, nothing has been completed as Independent Florida has been under bankruptcy reorganization.

NOTE N - CUSTOMER INFORMATION

    1.  Major Customers

    Three customers accounted for approximately 19%, 12% and 12% of the Company's sales during the year ended December 31, 1998. Two customers, one being the largest in the current year, accounted for approximately 12% and 10% of the Company's sales during the year ended December 31, 1997.

    2.  Contract Brewing Arrangements

    The Company has entered into arrangements to provide contract brewing services to third parties which market and sell beer produced by the Company under such party's own proprietary labels. Less than 5% of the Company's revenues resulted from contract brewing in both 1998 and 1997.

                          INDEPENDENCE BREWING COMPANY

                           December 31, 1998 and 1997




NOTE O - SUBSEQUENT EVENTS

    On March 4, 1999, the Company obtained a $500,000 note from a third party which it used to pay off the SBA loan (NOTE G), service fees and other payables. The note was a five-month demand note, payable on August 4, 1999. This note was not repaid subsequent to year-end and the Company is in default of the arrangements under this agreement. Interest, not less than $2,500 per month, is due monthly, calculated at 1/15 of 1% of the average daily balance due, and adjusted monthly for prime rate increases. All the assets of the Company secure the note.

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Directors and Officers

     Set forth below is certain information regarding the Company's directors and executive officers:


                Name                        Age                           Position
                ----                        ---                           --------
         Robert W. Connor, Jr. ..............37            Chairman of the Board, Chief Executive
                                                           Officer and Treasurer
         William Moore.......................42            President and Brewmaster
         K. Ray Ellis........................40            Director

     Robert W Connor, Jr. Mr. Connor, founder of the Company, has held numerous positions with the Company since 1994. He is currently Chairman of the Board, Chief Executive Officer and Treasurer of the Company since May 1994. From 1991 to 1994, Mr. Connor was an Investment Consultant with Pennsylvania Merchant Group Ltd. Mr. Connor was also the Vice President, Secretary and a member of the Board of Directors of Independence Florida from April 1995 until January 1997.

     William Moore. Mr. Moore has been the Company's Brewmaster and Secretary since May 1994. He is currently Brewmaster and President. From 1990 to 1994, Mr. Moore was the head brewer for Stoudt's Brewery in Adamstown, Pennsylvania.

     K. Ray Ellis. Mr. Ellis attended the Ohio State University and was Co. Capt. Of the 1980 Ohio State Football team. He was drafted in 1981 by the Philadelphia Eagles. In 1986 he joined the Cleveland Browns but had to retire in 1989 due to a neck injury. Ray served on the Board of Directors for the Red Bell Brewing Company in Philadelphia, Pennsylvania. Mr. Ellis is the President and CEO of Ray Ellis and Associates, a sales, marketing and business development consulting firm.

ITEM 10. - EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Company's Chief Executive Officer for the year ended December 31, 1998 (the Named Executive Officer). No other executive officer of the Company received total annual salary and bonus in excess of $100,000 during the year ended December 31, 1998.

                           Summary Compensation Table

                                                                                         Annual Compensation
                  Name and Principal Position                                           Salary         Bonus
                                                                                        ------         -----
           Robert W. Connor, Jr...............................................  1998   $ 62,301           -
             Chairman of the Board, President,                                  1997     90,000
             Chief Executive Officer and Treasurer                              1996     36,581

-------

Employment Arrangements


     Mr. Moore entered into an employment agreement (the Moore Agreement) with the Company effective as of August 12, 1996, and terminating on December 31, 1999. Mr. Moore will serve as the Brewmaster of the Company and will receive a base salary of $45,000 per year, plus annual increases based upon the salary policies of the Company and Mr. Moore's contributions to the Company.

     Previously, the Company had entered into three separate employment agreements with certain executive officers and senior management. Subsequent to year end, these contracts were cancelled. Current management believes they have no further liability under these contracts.


Committees of the Board of Directors

     In January 1997, the Board formed an Audit Committee and a Compensation Committee. The Audit Committee will review the engagement of the independent accountants, will review and approve the scope of the annual audit undertaken by the independent accountants and will review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The members of the Audit Committee are Messrs. Connor and Moore. The Compensation Committee will review all salary and executive compensation issues for the Company's employees and directors. The members of the Compensation Committee are Messrs. Connor and Ellis. Neither of the above committees met during the year ended December 31, 1998.

Stock Plan

     The Company has adopted the Independence Brewing Company Omnibus Stock Plan (the Stock Plan) which provides for the grant of stock options to purchase up to an aggregate of 300,000 shares of the Common Stock, stock appreciation rights (including free-standing, tandem and limited stock appreciation rights) (SARs), restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing (collectively, Awards). Participation in the Stock Plan is open to all employees, directors and consultants of the Company (the Participants). The Company believes that the Stock Plan will promote the long-term growth and profitability of the Company by providing key people associated with the Company with incentives to improve shareholder value and to contribute to the growth and financial success of the Company. Moreover, the Company believes that the Stock Plan will enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.

     The Stock Plan is administered by the Board, or in the alternative, a committee appointed by the Board whose members are deemed to be "Non-Employee Directors", as that term is defined in Rule 16b-3 under the Exchange Act of 1934 (the Exchange Act) (such group administering the Stock Plan will be referred to as the Committee). The persons eligible to receive Awards under the Stock Plan are those Participants selected by the Committee in its discretion from time to time.

     All terms and conditions of Awards granted under the Stock Plan are determined by the Committee, including the selection of Participants to whom Awards will be granted, the types of Awards to be granted, the number of shares to be covered by or used for reference purposes for each Award, the exercise price or base price, respectively, of each stock option or SAR granted (price may not be less than 100% of the fair market value for incentive stock (ISO), the expiration date of each stock option and SAR granted (subject to a maximum of 10 year from the date of the grant), the vesting schedule and any other material provisions.

     In the event of any stock dividend, stock split, recapitalization, reclassification, combination of shares, or other similar event, appropriate proportional adjustments will be made in the number of shares reserved for issuance under the Stock Plan, the number, kind and price of shares covered by outstanding Awards, and any other matters which relate to Awards and are affected by the changes set forth above. The Stock Plan also provides for the ability of the Committee to accelerate or change the exercise date of Awards and provides discretion to the Committee to take whatever other actions it deems necessary or desirable with respect to all outstanding Awards upon the occurrence of a "Change of Control," as such term is defined in the Stock Plan. Stock options and SARs may not be exercised more than 10 years after the date of grant (five years after the date of grant with respect to an ISO granted to any person who owns stock of the Company possessing 10% or more of the total voting power of all the Company's stock), and Awards granted under the Stock Plan are not transferable other than by will or the laws of descent and distribution.

     The Committee has the discretion to award stock options to Participants as either ISOs (employees only) or as non-qualified stock options (NQSOs). Stock options awarded to Participants who are not employees are NQSOs. The exercise price of an ISO must be not less than the fair market value of the Common Stock on the date the option is granted (110% of fair market value with respect to an ISO granted to any person who owns stock of the Company possessing 10% or more of the total voting power of all the Company's stock), and is payable upon the exercise of the option. The exercise price of a NQSO may be less than the fair market value of the Common Stock on the date the option is granted. The number of shares covered by ISOs granted to any optionee is limited such that the aggregate fair market value of stock (determined as of the date of the grant) with respect to which ISOs are exercisable for the first time by such optionee in any calendar year shall not exceed $100,000. The excess ISOs, if any, will be treated as NQSOs.

     In 1998, the Board awarded stock options totaling 100,000 shares to various sales, operations and administrative personnel.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


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

                                                                       Number of            Percentage of
                                                                      Beneficially      Outstanding Shares
         Name and Address of Beneficial Owner                          Owned (1)          of Common Stock
         ------------------------------------                        -------------      -------------------
              Robert W. Connor, Jr....................................    574,166               17.9%
              7510 McCallum Street
              Philadelphia, PA  19118

              Winfield Capital Corp.(2) ..............................  4,449,941               66.3%
              237 Mamaroneck Avenue
              White Plains, NY  10605

              William Moore...........................................     50,000                1.6%
              274 Diamond Street
              Pottstown, PA  19464



-------
(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Includes 3,500,000 shares of Common Stock issuable upon the exercise of the Series B Warrant granted to Winfield, which is exercisable immediately at an exercise price of $6.00 per share. During 1998, the exercise price of these debentures was reduced to $1.50. See "Certain Transactions - Private Placements."


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Private Placements

     A portion of the net proceeds of the Company's Public Offering in 1997 was used to repay certain outstanding debentures from 1996. As a result of this repayment, the Company wrote-off the remaining unamortized original issue discount of $1,159,129 and deferred financing costs of $29,528. These costs are included in interest expense for the year ended December 31, 1997.

     A portion of the net proceeds of the Company's Public Offering in 1997 was used to redeem certain Series B preferred stock issued in 1996. As a result of this redemption, the Company wrote off the remaining unamortized original issue discount of $1,757,127 and deferred financing costs of $26,328. These costs are included in interest expense for the year ended December 31, 1997.

     In consideration for agreeing to act as standby purchaser for the balance of the Debentures not purchased by the Company shareholders and for agreeing to allow certain shareholders of the Company to participate in the purchase of certain Debentures in 1996 and 1995, Winfield Capital Corporation (Winfield) received a warrant (the Series B Warrant) which entitles Winfield to purchase 3,500,000 shares of Common Stock of the Company at a price of $6.00 per share. The Series B Warrant is exercisable and expires five years following the Company's initial public offering. At December 31, 1997, all 3,500,000 warrants were still outstanding and unexercised. During 1998, the exercise price of these debentures was reduced to $1.50.

Guaranties

     On January 18, 1995, the Company borrowed $430,000 pursuant to the SBA Loan. The SBA Loan is evidenced by a promissory note bearing interest at the prime rate plus 2% (effective rate of 10.25% at September 30, 1996). Principal and interest are payable monthly through January 18, 2002, when all unpaid interest and principal are due in full. Robert W. Connor, Jr. personally guaranteed the SBA Loan.

     On February 1, 1995, the Company borrowed $250,000 pursuant to a Philadelphia Industrial Development Corporation loan. The loan is evidenced by a promissory note bearing annual interest at 3.75%. Principal and interest are payable monthly through July 1, 2002. Robert W. Connor, Jr. personally guaranteed this loan.

Florida Agreement

     From April 1995 until January 1997, Robert W. Connor, Jr., President and Chief Executive Officer of the Company, was a director, officer and a shareholder of Independence Florida, a corporation that is currently operating a brewpub in Ft. Lauderdale, Florida, utilizing the Independence Marks. In addition, Independence Florida has filed federal trademark and service mark applications for "Independence Brewery and Restaurant." The Company has entered into an agreement with Independence Florida. In addition, pursuant to Mr. Connor's former employment agreement with the Company, Mr. Connor will offer to transfer his shares of common stock of Independence Florida to the Company if such transfer is permitted pursuant to an existing agreement among Independence Florida and its shareholders. If such shares are not transferred, the Company and Mr. Connor have agreed that the Company will receive any economic benefit from Mr. Connor's shares of Common Stock of Independence Florida, including dividends and sale proceeds in excess of Mr. Connor's original purchase price of such shares. To date, nothing has been completed as Independence Florida has been under bankruptcy reorganization.

     All future transactions between the Company and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the non-employee members of the Board, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Use of Proceeds

     The Company has utilized $5,285,000 of the net proceeds from the Offering. The funds were utilized as follows: 1) the repayment of indebtedness of $1,550,000; 2) purchase and install machinery and equipment of $731,000 and 3) working capital purposes of $3,004,000.

ITEM 13. - EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibit No.                               Description
                  -----------                               -----------
                     27             Financial Data Schedule for year ended December 31, 1998.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INDEPENDENCE BREWING COMPANY

                                By: /s/ Robert W. Connor, Jr.
                                    --------------------------------------------
                                    Name:  Robert W. Connor, Jr.
                                    Title: Chief Executive Officer

Date: October 4, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Robert W. Connor, Jr.    Chairman of the Board, Chief Executive Officer and Treasurer        October 4, 1999
-------------------------
   Robert W. Connor, Jr.


/s/ William Moore            President, Brewmaster                                               October 4, 1999
-------------------------
   William Moore

/s/ K. Ray Ellis             Director                                                            October 4, 1999
-------------------------
   K. Ray Ellis
