Form 10QSB
period 1999-03-31
INDEPENDENCE BREWING CO
filed 1999-10-06
CIK 1009863

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the transition period from __________________ to _________________________

                         Commission file number 0-28898

                          INDEPENDENCE BREWING COMPANY
             (Exact name of registrant as specified in its charter)



          PENNSYLVANIA                                          23-2763840
--------------------------------------------------------------------------------
(State of other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                             Identification No.)

1000 East Comly Street, Philadelphia, PA                        19149
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

                                 Yes ___ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On October 1, 1999, 3,357,077 shares of the issuer's Common Stock, no par value, and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet at December 31, 1998 and
                March 31, 1999 (unaudited)                                   3

           Statements of Operations for the Three Months Ended
                March 31, 1999 and 1998 (unaudited)                          4

           Statements of Changes in Shareholders Equity for the Three
                Months Ended March 31, 1999 (unaudited) and the
                Year Ended December 31, 1998.                                5

           Statements of Cash Flows for the Three Months Ended
                March 31, 1999 and 1998 (unaudited)                          6

           Notes to Financial Statements                                     7

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    9

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                        11

Item 6.   Exhibits and Reports on Form 8-K                                  11

         SIGNATURES                                                         12

                          Independence Brewing Company

                                 BALANCE SHEETS

                                                                                      March 31,      December 31,
                                                                                        1999            1998
                                                                                    -----------      -----------
                ASSETS                                                                     (unaudited)
Current assets
    Cash and cash equivalents                                                       $    47,988      $    35,561
    Accounts receivable                                                                  13,432           55,416
    Inventories                                                                         318,337          288,708
                                                                                    -----------      -----------

                Total current assets                                                    379,757          379,685
                                                                                    -----------      -----------
Equipment and leasehold improvements, net                                             2,010,942        2,047,026
Intangibles                                                                             232,293          233,537
Other                                                                                    41,898           13,904
                                                                                    -----------      -----------

                Total assets                                                        $ 2,664,890      $ 2,674,152
                                                                                    ===========      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                               $   582,523      $   359,181
    Accounts payable and accrued expenses                                               688,422          683,493
    Other                                                                                20,865           20,865
                                                                                    -----------      -----------

                Total current liabilities                                             1,291,810        1,063,539
                                                                                    -----------      -----------

Long-term liabilities
    Deferred rent                                                                        59,764           57,127
    Long-term debt                                                                      109,139          111,251
                                                                                    -----------      -----------

                Total liabilities                                                     1,460,713        1,231,917

Shareholders' equity
    Preferred stock Series A, $10.00 par value -
       authorized, 500,000 shares; none outstanding                                          --               --
    Preferred stock, Series B, $10.00 par value -
       authorized, 500,000 shares; none outstanding                                          --               --
    Common stock, no par value - authorized, 19,000,000
       shares; issued and outstanding, 3,357,077 shares in
       1999 and 3,357,077 shares in 1998, respectively                                9,069,748        9,069,748

Accumulated deficit                                                                  (7,865,571)      (7,627,513)
                                                                                    -----------      -----------

                Total shareholders' equity                                            1,204,177        1,442,235
                                                                                    -----------      -----------

                                                                                    $ 2,664,890      $ 2,674,152
                                                                                    ===========      ===========

        The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS


                                                                                          Three months ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                        1999              1998
                                                                                     ----------       ----------
                                                                                             (unaudited)
Sales                                                                                $  132,124       $  171,118

Less excise taxes                                                                         5,581            9,385
                                                                                     ----------       ----------


          Net sales                                                                     126,543          162,733

Cost of goods sold                                                                      146,306          305,727
                                                                                     ----------       ----------

          Gross loss                                                                    (19,763)        (143,994)
                                                                                     ----------       ----------

Advertising, promotional and selling expenses                                            73,478          170,036
General and administrative expenses                                                     148,053          187,972
                                                                                     ----------       ----------

          Operating loss                                                               (241,294)        (502,002)
                                                                                     ----------       ----------

Other income (expense)
    Interest expense                                                                     (1,976)         (10,357)
    Other income, net                                                                     5,212            6,043
                                                                                     ----------       ----------
                                                                                          3,236           (4,314)
                                                                                     ----------       ----------

          Loss before income taxes                                                     (238,058)        (506,316)

Income taxes                                                                                -                -
                                                                                     ----------       ----------

          NET LOSS                                                                   $ (238,058)      $ (506,316)
                                                                                     ==========       ==========

Per share data
    Net loss per common share basic and diluted                                      $    (0.07)      $    (0.16)
                                                                                     ==========       ==========

    Weighted average shares outstanding                                               3,357,077        3,208,189
                                                                                     ==========       ==========

        The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              Three Months ended March 31, 1999 (unaudited) and the
                          year ended December 31, 1998


                                                        Common stock
                                               -----------------------------
                                                 Number of            Total        Accumulated      Shareholders'
                                                  shares              amount         deficit           equity

                                               ---------         -----------        -----------     ------------
Balance at January 1, 1998                     3,207,077         $ 8,976,634       $  6,110,945     $  2,865,689


Issuance of common stock                         150,000              93,114                -             93,114


Net loss for the year ended
    December 31, 1998                                -                   -           (1,516,568)      (1,516,568)
                                               ---------         -----------        -----------     ------------


Balance at December 31, 1998                   3,357,077           9,069,748          7,627,513        1,442,235


Issuance of common stock                             -                   -                  -                -


Net loss for the three months
    ended March 31, 1999                             -                   -             (238,058)        (238,058)
                                               ---------         -----------        -----------     ------------


Balance at March 31, 1999                      3,357,077         $ 9,069,748        $(7,865,571)    $  1,085,119
                                               =========         ===========        ===========     ============


        The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                       STATEMENT OF CHANGES IN CASH FLOWS

              Three Months ended March 31, 1999 (unaudited) and the
                          year ended December 31, 1998


                                                                                       Three months ended
                                                                                             March 31,
                                                                                       1999              1998
                                                                                    -----------      -----------
                                                                                             (unaudited)
Operating activities
    Net loss                                                                        $  (238,058)     $  (506,316)
    Adjustments to reconcile net loss to net cash used
          in operating activities
       Depreciation and amortization                                                     36,084           37,840
       Write-off of original issue discount and deferred charges                          1,244              -
       Increase (decrease) in accounts receivable                                        41,984           13,678
       Increase (decrease) in inventories                                               (29,629)         (38,117)
       Decrease in other                                                                (25,357)         (17,202)
       Increase in accounts payable, accrued expenses and other                           4,929           30,620
                                                                                    -----------      -----------
                Net cash used in operating activities                                  (208,803)        (445,093)
                                                                                    -----------      -----------
Investing activities
    Purchases of property and equipment                                                     -            (50,691)
                                                                                    -----------      -----------

                Net cash used in investing activities                                       -            (50,691)
                                                                                    -----------      -----------

Financing Activities
    Proceeds from long-term debt                                                        415,034              -
    Repayments of long-term debt                                                       (193,804)         (26,803)
                                                                                    -----------      -----------

                Net cash provided by (used in) financing activities                     221,230          (26,803)
                                                                                    -----------      -----------

                NET INCREASE (DECREASE) IN CASH AND
                     CASH EQUIVALENTS                                                    12,427         (522,587)

Cash and cash equivalents at beginning of period                                         35,561        1,229,209
                                                                                    -----------      -----------

Cash and cash equivalents at end of period                                          $    47,988      $   706,622
                                                                                    ===========      ===========


        The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999


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

    1.  Interim Financial Information

    The financial statements of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

NOTE B - INVENTORIES

    Inventories consist of the following:

                                                   March 31,       December 31,
                                                      1999             1998
                                                   ---------        ---------
                                                          (unaudited)

      Raw materials                                $  65,140        $  59,274
      Work in process                                 75,425           69,410
      Finished goods                                  89,138           80,115
      Packaging                                      113,137          104,413
                                                   ---------        ---------
                                                     342,840          313,212
      Less reserve for spillage                      (24,504)         (24,504)
                                                   ---------        ---------
                                                   $ 318,337        $ 288,708
                                                   =========        =========

     Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Results of Operations

    Gross sales for the quarter ended March 31, 1999 were $132,724 as compared to $171,118 for the comparable year-ago quarter. The decline in gross sales from the comparable period last year was due to a decrease in sales volume in comparison to the previous period.

    Excise taxes for the quarter ended March 31, 1999 were $5,581 as compared with $9,385 for the comparable year-ago quarter. Excise taxes as a percentage of sales for the quarter ended March 31, 1999 were approximately 4.2% as compared with 5% for the comparable year-ago quarter. The Company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

    Cost of goods sold for the quarter ended March 31, 1999 were $146,306 or 111% of sales, as compared to $305,727 or 178% of sales for the comparable year-ago quarter. The decrease in cost of goods sold from the comparable period last year reflects the decrease in the volume of beer sold. Cost of goods sold as a percentage of sales declined in comparison the year-ago quarter due to a decline in repairs and maintenance expense. This was the result of the purchase of new bottling equipment that cost less to maintain than the old equipment.

    Advertising, promotional, and selling expenses for the quarter ended March 31, 1999 were $73,478 or 56% of sales, as compared to $170,036 or 99% of sales for the comparable year-ago quarter. The decrease in advertising expense from the comparable period of a year-ago was primarily due to a reduction in sales representatives. In addition, there were also decreasing costs associated with merchandising and direct mail campaign.

    General and administrative expenses for the three months ended March 31, 1999 were $148,053 or 112% of sales, as compared to $187,972 or 110% of sales for the comparable year-ago quarter. The decrease in G&A expense from the comparable period of a year-ago was primarily due to decreases in amortization and professional fees costs.

    Interest expense for the quarter ended March 31, 1999 were $1,976 as compared to $10,357 for the comparable year-ago quarter. Interest expense was lower during the first quarter of 1998 in comparison to the same period in 1999 due to interest expense incurred for the first quarter of 1998 associated with the Company's promissory note in favor of CoreStates Bank, N.A. in connection with a Small Business Administration loan (the "SBA Loan") and Philadelphia Industrial Development Corporation notes ("PIDC Notes").

    Other income, net for the three months ended March 31,1999 was $5,212 as compared to $6,043 for the comparable year-ago quarter. The decrease in other income, net from the comparable year-ago period was primarily due to a decline in interest income as the Company's cash balance declined because of operating losses.

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

    Cash flows used in operating activities for the three months ended March 31, 1999 totaled $208,805 as compared to $445,093 for the comparable year-ago period. The increase in use of cash is primarily due to the Company's operating loss for the first quarter of 1999.

    Cash used in investing activities for the quarter ended March 31, 1999 totaled $-0- as compared to $50,691 for the same period last year.

    Cash provided by financing activities for the quarter ended March 31, 1999 was $221,320. Cash used in financing activities for the quarter ended March 31, 1998 was $26,803. This increase from the same period of a year ago reflects the net proceeds of a $500,000 note from a third party which will be used to pay existing debt and service fees.

    The Company does not believe cash flows from operations will be sufficient to meet short-term liquidity needs. The Company may also seek long term financing. No assurance can be given that such long term financing will be obtained on commercially reasonable terms or at all.

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

    None



                    Item 6. Exhibits and Reports on Form 8-K

    None

    (a)  Exhibits

         27.1   Financial Data Schedule at March 31, 1999

     (b) Reports filed on Form 8-K.

         None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Independence Brewing Company





                                          By:  /s/ Robert W. Connor, Jr.
                                          --------------------------------
                                          Robert W. Connor, Jr.
                                          Chief Executive Officer