Form 10QSB
period 1999-06-30
INDEPENDENCE BREWING CO
filed 1999-10-06
CIK 1009863

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------  --------------

                         Commission file number 0-28898

                          INDEPENDENCE BREWING COMPANY
             (Exact name of registrant as specified in its charter)



         PENNSYLVANIA                                          23-2763840
-------------------------------------------------------------------------------
(State of other jurisdiction of                            (I. R. S. Employer
 incorporation or organization)                            Identification No.)


1000 East Comly Street, Philadelphia, PA                         19149
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (215) 537-2337
                                 --------------
               (Registrant' Telephone Number, Including Area Code)



Indicate by check mark whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     No |X|
                                    ---

Indicate the number of shares outstanding of each of the issued classes of common equity, as of the latest practicable date: On October 1, 1999, 3,357,077 shares of the issuer's Common Stock, no par value and 4,600,000 Redeemable Warrants were outstanding.

                          Independence Brewing Company

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet at December 31, 1998 and
                June 30, 1999 (unaudited)                                   3

           Statements of Operations for the Three Months Ended
                and Six Months Ended June 30, 1999 and 1998 (unaudited)     4

           Statements of Changes in Shareholders Equity for the Six
                Months Ended June 30, 1999 (unaudited) and the
                Year Ended December 31, 1998.                               5

           Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998 (unaudited)                          6

           Notes to Financial Statements                                    7

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   9

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       10

Item 6.    Exhibits and Reports on Form 8-K                                11

         SIGNATURES                                                        12

                          Independence Brewing Company

                                 BALANCE SHEETS



                                                                  June 30,      December 31,
                                                                   1999             1998
                                                                ----------      ------------
                                                                           (unaudited)
                ASSETS

Current assets
    Cash and cash equivalents                                   $     1,361       $    35,561
    Accounts receivable                                              13,228            55,416
    Inventory                                                       373,878           288,708
                                                                -----------       -----------

                Total current assets                                388,467           379,685

Equipment and leasehold improvements, net                         1,977,631         2,047,026
Intangibles                                                         233,010           233,537
Other assets                                                         41,963            13,904
                                                                -----------       -----------

                Total assets                                    $ 2,641,071       $ 2,674,152
                                                                ===========       ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current port of long-term debt                              $   698,062       $   359,181
    Accounts payable and accrued expenses                           825,327           683,493
    Other                                                            27,677            20,865
                                                                -----------       -----------

                Total current liabilities                         1,551,066         1,063,539
                                                                -----------       -----------

Long-term liabilities
    Deferred rent                                                    59,764            57,127
    Long-term debt                                                   74,495           111,251
                                                                -----------       -----------

                Total liabilities                                 1,685,325         1,231,917
                                                                -----------       -----------

Shareholders' equity
    Preferred stock, Series A, $10.00 par value - authorized
       500,000 shares; none outstanding                                  --               --
    Preferred stock, Series B, $10.00 par value - authorized
       500,000 shares; none outstanding                                  --               --
    Common stock, no par value - authorized, 19,000,000
       shares; issued and outstanding, 3,357,077 shares in
       1999 and 3,357,077 shares in 1998                          9,069,748         9,069,748
                                                                -----------       -----------

Accumulated deficit                                              (8,114,002)       (7,627,513)
                                                                -----------       -----------

                Total shareholders' equity                          955,746         1,442,235
                                                                -----------       -----------

                Total liabilities and shareholders' equity      $ 2,641,071       $ 2,674,152
                                                                ===========       ===========

The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF OPERATIONS

                                              Three months ended             Six months ended
                                                    June 30,                     June 30,
                                          --------------------------   ---------------------------
                                              1999          1998           1999           1998
                                          -----------    -----------    -----------    -----------
Sales                                     $    80,074    $   291,946    $   212,198    $   463,064

Less excise taxes                               2,907         11,903          8,488         21,288
                                          -----------    -----------    -----------    -----------

          Net sales                            80,074        280,043        203,710        441,776
Cost of goods sold                            108,533        316,977        254,839        662,704
                                          -----------    -----------    -----------    -----------
          Gross loss                          (31,366)       (36,934)       (51,130)      (180,928)
Promotional and selling expenses               69,079        104,962        142,557        274,988

General and administrative expenses           115,525        156,613        263,578        344,585
                                          -----------    -----------    -----------    -----------
                                              184,604        261,575        406,135        619,583
                                          -----------    -----------    -----------    -----------

          Operating loss                     (215,970)      (298,509)      (457,264)      (800,511)
Other income (expense)
    Interest                                  (27,194)        (9,457)       (29,170)       (19,814)
    Other income (expense), net                (5,268)         6,514            (56)        12,957
                                          -----------    -----------    -----------    -----------
                                              (32,462)        (2,943)       (29,226)        (7,257)
                                          -----------    -----------    -----------    -----------

          Loss before income taxes           (248,432)      (301,452)      (486,489)      (807,768)

Income taxes                                     --             --             --             --
                                          -----------    -----------    -----------    -----------

          Net loss                        $  (248,432)   $  (301,452)   $  (486,489)   $  (807,768)
                                          ===========    ===========    ===========    ===========

Per share data
    Net loss per common share             $     (0.07)   $     (0.09)   $     (0.14)   $     (0.25)
                                          ===========    ===========    ===========    ===========

    Weighted average shares outstanding     3,357,077      3,354,281      3,357,077      3,281,235
                                          ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

               Six months ended June 30, 1999 (unaudited) and the
                          year ended December 31, 1998

                                                                                 Common stock
                                                                         ------------------------------
                                         Number of         Total         Accumulated      Shareholders'
                                          shares           amount          deficit            equity
                                       -----------      -----------      -----------       -----------
Balance at January 1, 1998               3,207,077      $ 8,976,634      $ 6,110,945       $ 2,865,689

Issuance of common stock                   150,000           93,114             --              93,114


Net loss for the year ended
  December 31, 1998                           --               --         (1,516,568)       (1,516,568)
                                       -----------      -----------      -----------       -----------

Balance at December 31, 1998             3,357,077        9,069,748        7,627,513         1,442,235


Issuance of common stock                      --               --               --                --


Net loss for the six months ended
  June 30, 1999                               --               --           (486,489)         (486,489)
                                       -----------      -----------      -----------       -----------


Balance at June 30, 1999                 3,357,077      $ 9,069,748      $ 8,114,002       $   955,746
                                       ===========      ===========      ===========       ===========

















The accompanying notes are an integral part of these statements.

                          Independence Brewing Company

                            STATEMENTS OF CASH FLOWS

                            Six months ended June 30,

                                                                                        1999             1998
                                                                                    -----------       -----------
                                                                                             (unaudited)
Cash flows from operating activities
    Net loss                                                                        $  (486,489)      $  (807,768)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                     69,395            75,906
       Deferred Charges                                                                     527                 0
       Decrease (increase) in accounts receivable                                        42,188           (27,014)
       Decrease (increase) in inventory                                                 (85,170)          (45,875)
       Decrease (increase) in other assets                                              (28,059)          105,872
       Increase in accounts payable, accrued expenses and deferred rent                 151,283            38,805
                                                                                    -----------       -----------

          Net cash used in operating activities                                        (336,325)         (660,074)
                                                                                    -----------       -----------

Cash flows from investing activities
    Purchases (Sale) of property and equipment                                             --             (12,640)
    (Purchases) of intangible                                                              --            (115,234)
                                                                                    -----------       -----------

          Net cash used in investing activities                                            --            (127,474)
                                                                                    -----------       -----------

Cash flows from financing activities
    Proceeds from long-term debt                                                        530,573              --
    Payment of outstanding debt                                                        (228,448)          (47,603)
                                                                                    -----------       -----------

          Net cash provided by (used in) financing activities                           302,125           (47,603)
                                                                                    -----------       -----------

Net decrease in cash and cash equivalents                                               (34,200)         (835,151)

Cash and cash equivalents balance at beginning of period                                 35,561         1,229,209
                                                                                    -----------       -----------

Cash and cash equivalents at balance end of period                                  $     1,361       $   394,058
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

    1.  Interim Financial Information

    The financial statements of the Company as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

NOTE B - INVENTORIES

    Inventories consist of the following:
                                                    June 30,      December 31,
                                                     1999            1998
                                                  ----------      ------------
                                                          (unaudited)

       Raw materials                              $   75,693       $   59,274
       Work in process                                87,644           69,410
       Finished goods                                103,579           80,115
       Packaging                                     131,466          104,413
                                                  ----------       ----------
                                                     398,382          313,212
       Less reserve for spillage                     (24,504)         (24,504)
                                                  ----------       ----------

                                                  $  373,878       $  288,708
                                                  ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net sales for the quarter ended June 30, 1999 were $80,074 as compared to $280,043 for the comparable year-ago quarter. Net sales for the six months ended June 30, 1999 were $206,617 as compared with $441,776 for the comparable year-ago period. The decrease in net sales from the comparable periods last year was mainly due to decreased volume.

    Excise taxes for the quarter ended June 30, 1999 were $2,907 as compared with $11,903 for the comparable year-ago quarter. Excise taxes for the six months ended June 30, 1999 were $8,488 as compared with $21,288 for the comparable year-ago period. Excise taxes as a percentage of sales for the quarter ended June 30, 1999 were approximately 4% as compared with 4% for the comparable year-ago quarter. Excise taxes as a percentage of sales for the six-month period ended June 30, 1999 was approximately 3% as compared with 5% for the comparable year-ago period. The company pays federal and certain local taxes on sales volume. Accordingly, as sales increase, excise taxes paid by the Company will increase unless the Company increases shipments to jurisdictions where local excise taxes are paid by the third party wholesale distributor rather than the brewer, as is the case in Maryland and the District of Columbia.

    Costs of goods sold for the quarter ended June 30, 1999 were $108,533 or 136% of sales, as compared to $316,977 or 109% of sales for the comparable year-ago quarter. Costs of goods sold for the six months ended June 30, 1999 were $245,839 or 120% of sales as compared to $622,704 or 134% of sales for the comparable year-ago period. The decrease in costs of goods sold from the comparable periods last year was primarily due to a decrease in the cost of materials, outside services, and production salaries. The Company obtained better pricing from vendors and used greater economies-of-scale buying. Production salary expense decreased compared to net sales due to decreases in personnel.

    Advertising, promotional, and selling expenses for the quarter ended June 30, 1999 were $69,079 or 86% of sales, as compared to $104,962 or 36% of sales for the comparable year-ago quarter. Advertising, promotional and selling expenses for the six months ended June 30, 1999 were 142,557 or 67% of sales, as compared to $274,998 or 60% of sales for the same period last year. Decreases include general advertising and print, radio, and billboard mediums.

    General and administrative expenses for the three months ended June 30, 1999 were $115,525 or 144% of net sales, as compared to $156,613 or 54% of sales for the comparable year-ago quarter. General and administrative expenses for the six months ended June 30, 1999 were $263,578 or 124% of sales, as compared to $344,585 or 74% for the same period last year. The decrease in G&A expense from the comparable periods of a year ago were primarily due to decreased salary, amortization, office expense, professional fees costs, and outside services. Amortization decreased as a result of decreased write-off of financing fees.

    Interest expense for the quarter ended June 30, 1999 was $27,194 as compared to $9,457 for the comparable year-ago quarter. Interest expense for the six months ended June 30, 1999 was $29,170 as compared to $19,814 for the comparable year-ago period. Interest expense was substantially higher during the first half of 1999 when compared to the same period in 1998 due to increased borrowing to finance operations.

    Other expense, net for the three and six months ended June 30, 1999 was $5,268 and $56, respectively, compared to income of $6,514 and $12,557 for the same periods of a year ago. The decrease in other income, net from comparable year-ago periods was primarily due to a decline in interest income as the Company's cash balance declines due to operating losses.

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

    On March 4, 1999, the Company obtained a $500,000 note from a third party which it used to pay off the SBA loan (NOTE G) service fees and other payables. The note was a five-month demand note, payable on August 4, 1999. This note was not repaid subsequent to year-end and the Company is in default of the arrangements under this agreement. Interest, not less than $2,500 per month, is due monthly, calculated at 1/15 of 1% of the average daily balance due, and adjusted monthly for prime rate increases. All the assets of the Company secure the note.

    Cash flows used in operating activities for the six months ended June 30, 1998 totaled $336,325 as compared to $660,074 for the comparable year-ago period. The decrease in use of cash is primarily due to the company's decreased operating loss and a decrease in the purchase of other assets.

    Cash used in investing activities for the six months ended June 30, 1999 totaled $-0- as compared to $127,474 for the same period last year.

    Cash provided by financing activities for the six months ended June 30, 1999 totaled $502,125 as compared to $47,603 for the same period last year.

    The Company had cash and cash equivalents at June 30, 1999 and December 31, 1998 of $1,361 and $35,561, respectively.

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